Form 10-K
period 2012-12-31
ATMEL CORP
filed 2013-02-26
CIK 872448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
(Address of principal executive offices)

(408) 441-0311
(Registrant’s telephone number)

Title of Each Class Common Stock, par value $0.001 per share	Name of Exchange on Which Registered The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.
Yes ☒  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). Yes ☐  No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of June 29, 2012, the last business day of the Registrant's most recently completed second fiscal quarter, there were 419,481,576 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ Global Select Market on June 29, 2012) was approximately $2,814,721,375. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On January 31, 2013, the Registrant had 439,341,816 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive proxy statement for the Registrant's 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the Registrant's fiscal year ended December 31, 2012.

PART I
ITEM 1. BUSINESS
FORWARD LOOKING STATEMENTS
You should read the following discussion in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements” and “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. This discussion contains forward‑looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2013 and beyond. Our statements regarding the following matters also fall within the meaning of “forward looking” statements and should be considered accordingly: the expansion of the market for microcontrollers, revenue for our maXTouch® products, expectations for our new XSenseTM products, our gross margin expectations and trends, anticipated revenue by geographic area and the ongoing transition of our revenue base to Asia, expectations or trends involving our operating expenses, capital expenditures, cash flow and liquidity, our factory utilization rates, the effect and timing of new product introductions, our ability to access independent foundry capacity and the corresponding financial condition and operational performance of those foundry partners, the effects of our strategic transactions and restructuring efforts, the estimates we use in respect of the amount and/or timing for expensing unearned stock‑based compensation and similar estimates related to our performance‑based restricted stock units, our expectations regarding tax matters, the outcome of litigation (including intellectual property litigation in which we may be involved or in which our customers may be involved, especially in the mobile device sector) and the effects of exchange rates and our ongoing efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in any forward‑looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A — Risk Factors, and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “should,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward‑looking statements. The information included in this Form 10-K is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward‑looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. We undertake no obligation to update any forward‑looking statements in this Form 10-K.
BUSINESS
General
We are one of the world’s leading designers, developers and suppliers of microcontrollers, which are self-contained computers-on-a-chip. Microcontrollers are generally less expensive, consume less power and offer enhanced programming capabilities compared to traditional microprocessors. Our microcontrollers and related products are used in many of the world’s leading smartphones, ultrabooks, tablet devices, e-readers, wireless peripherals and other consumer and industrial electronics in which they provide core functionality for such things as touch sensing, sensor and lighting management, security and encryption features, wireless applications, industrial controls, building automation and battery management. We offer an extensive portfolio of capacitive touch products that integrate our microcontrollers with fundamental touch‑focused intellectual property ("IP") we have developed, and we continue to leverage our market and technology advantages to expand our product portfolio within the touch‑related eco-system. Toward that end, and as a natural extension of our touch controller business, we announced our XSense products, a new type of touch sensor based on proprietary metal mesh technologies, in 2012. We also design and sell products that are complementary to our microcontroller business, including nonvolatile memory, radio frequency and mixed‑signal components and application specific integrated circuits. With our broad product portfolio, our semiconductors also enable applications such as smart‑meters used for utility monitoring and billing, commercial, residential and architectural LED-based lighting systems, touch panels used on household and industrial appliances that integrate our “non-mechanical” buttons, sliders and wheels, various aerospace, industrial and military products and systems, and numerous electronic‑based automotive components like keyless ignition and access, engine control, and lighting and entertainment systems for standard and hybrid vehicles. We have continued to focus on the development of wireless products that allow devices to communicate and connect with each other, and have continued to integrate enhanced wireless capabilities into our product portfolio, including technologies, such as “Wi-Fi Direct;” that enable the so-called “Internet of Things,” where smart, connected devices and appliances seamlessly share data and information. We currently own and operate one wafer manufacturing facility in Colorado Springs, Colorado, consistent with our strategic determination made several years ago to maintain lower fixed costs and capital investment requirements.
We intend to continue leveraging our IP portfolio of more than 1,600 U.S. and foreign patents, and our significant software expertise, to further enhance the breadth of applications and solutions we offer. Our patents, and patent applications, cover important and fundamental microcontroller, capacitive touch and other technologies that support our product strategy. We expect the market for microcontrollers to continue to expand over time as tactile, gesture and proximity‑based user interfaces become increasingly prevalent, as additional intelligence is built into an ever growing universe of everyday products, as our customers look to replace mechanical or passive controls in their products, and as power management and similar capabilities become increasingly critical to the continued development of consumer and industrial products.
We were originally incorporated in California in December 1984. In October 1999, we were reincorporated in Delaware. Our principal offices are located at 1600 Technology Drive, San Jose, California 95110, and our telephone number is (408) 441-0311.

Our website is located at: www.atmel.com; however, the information in, or that can be accessed through our website is not part of this annual report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, through the “Investors” section of www.atmel.com and we make them available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains a website located at www.sec.gov that contains our SEC filings.
Products
We currently organize our business into four reportable operating segments (see Note 14 of Notes to Consolidated Financial Statements for further discussion). Each of those reportable operating segments offer products that compete in one or more of the end markets described below under the caption “Principal Markets and Customers.”

•
Microcontrollers. This segment includes Atmel's capacitive touch products, including maXTouch and QTouch®, AVR® 8-bit and 32-bit products, ARM® based products, Atmel's 8051 8-bit products, and designated commercial wireless products, including low power radio and SOC products that meet Zigbee and Wi-Fi specifications. Our new XSense™ product is also included in this segment. The Microcontroller segment comprised 62% of our net revenue for both the years ended December 31, 2012 and 2011.

•
Nonvolatile Memories. This segment includes serial interface electrically erasable programmable read-only memory (“SEEPROM”), electrically erasable programmable read-only ("EEPROM") and erasable programmable read-only memory (“EPROM”) devices. This segment also includes products with military and aerospace applications. In the third quarter of 2012, we sold our serial flash product line. The Nonvolatile Memories segment comprised 12% of our net revenue for the year ended December 31, 2012, compared to 14% of our net revenue for the year ended December 31, 2011.

•
Radio Frequency (“RF”) and Automotive. This segment includes automotive electronics, wireless and wired devices for industrial, consumer and automotive applications and foundry services. The RF and Automotive segment comprised 12% of our net revenue for the year ended December 31, 2012, compared to 11% of our net revenue for the year ended December 31, 2011.

•
Application Specific Integrated Circuits (“ASIC”). This segment includes custom application specific integrated circuits designed to meet specialized single‑customer requirements for their high performance devices, including products that provide hardware security for embedded digital systems, products with military and aerospace applications and application specific standard products for space applications, power management and secure cryptographic memory products. The ASIC segment comprised 14% of our net revenue for the year ended December 31, 2012, compared to 13% of our net revenue for the year ended December 31, 2011.

Within each reportable operating segment, we offer our customers products and solutions with a range of speed, density, power usage, specialty packaging, security and other features.
Microcontrollers
Our Microcontroller segment offers customers a full range of products in the industrial, security, communications, computing and automotive markets for embedded controls. Our product portfolio consists of proprietary and non-proprietary solutions, with four major Flash‑based microcontroller architectures targeted at the high volume embedded control market:

•	our proprietary Atmel AVR 8-bit and 32-bit microcontroller platforms;

•	our Atmel QTouch and Atmel maXTouch products;

•	our embedded 32-bit ARM ‑based product family; and

•	our 8051 8-bit based industry standard microcontroller products
We have determined to include our XSense product in this segment because of its relationship to our capacitive touch product portfolio. We also include our Wi-Fi Direct solutions, which enable personal area networks and direct device-to-device communication and connectivity, within this segment.
Embedded control systems typically incorporate a microcontroller as the principal active component. A microcontroller is a self-contained computer-on-a-chip consisting of a central processing unit (“CPU”), nonvolatile program memory (Flash and EEPROM), random access memory (“RAM”) for data storage and various input/output peripheral capabilities. In addition to the microcontroller, a complete embedded control system incorporates application‑specific software and may include specialized peripheral device controllers and internal or external nonvolatile memory components, such as Flash and EEPROMs, to store additional program software and various analog and interface products.
These complex system-on-a-chip solutions are manufactured using our leading-edge process technologies, including complementary metal oxide semiconductor (“CMOS”), double‑diffused metal oxide semiconductor (“DMOS”), logic, CMOS logic, bipolar, bipolar CMOS (“BiCMOS”), silicon germanium (“SiGe”), SiGe BiCMOS, analog, bipolar double diffused CMOS and radiation tolerant process technologies. We develop these process technologies ourselves to ensure they provide the maximum possible performance.
We believe that microcontrollers will continue to replace mechanical and other passive controls in a wide range of applications, such as lighting, automobile control functions, home automation, wireless communications, and user interfaces in all products that typically require human interaction.
Atmel AVR 8-bit and 32-bit Microcontrollers
Atmel AVR, which is our proprietary technology, combines code-efficient architecture for “C” and assembly programming with the ability to tune system parameters throughout the product’s entire life cycle. Our AVR microcontrollers are designed to deliver enhanced computing performance at lower power consumption than any competitive products. We also offer a full suite of industry leading development tools and design support, enabling customers to easily and cost-effectively refine and improve their product offering. We have a significant development community that has evolved for our AVR products, with many developers actively collaborating through social networking sites dedicated to supporting our AVR microcontrollers. We also introduced Atmel Studio 6.0 in 2012, an online, integrated development platform for developing and debugging Atmel ARM Cortex™-M and Atmel AVR microcontroller-based applications. We believe that our portfolio of AVR and ARM-based products gives us one of the broadest microcontroller portfolios in the market.
Atmel QTouch and Atmel maXTouch
Through our QTouch and maXTouch products, we are a leading supplier of capacitive sensing solutions for touchscreens and other touch controls.
Our maXTouch architecture combines touch sensing with sophisticated algorithms, enabling advanced capabilities on screen sizes ranging from mobile phones to tablet devices and larger screen ultrabooks. Our maXTouch products enable a device to track up to 16 fingers simultaneously. Its software allows a device to reject unintended touches resulting from gripping the screen or resting palms on the device. maXTouch detects the lightest touches at very high refresh rates and low latency, allowing for enhanced responsiveness for the end user.
Our QTouch and maXTouch devices are microcontroller‑based capacitive sensing integrated circuits (“ICs”) designed to detect touch with copper electrodes on a printed circuit board or Indium Tin Oxide electrodes on a clear touchscreen panel, respectively. QTouch is designed for discreet touch button, slider and wheel (“BSW”) applications. In addition, our QMatrixTM technology allows for the support of a much larger number of sensors in a single chip. With the flexibility our microcontroller architecture offers, a user is able to integrate multiple features in a single device such as “proximity sensing” or gesture recognition for detecting a finger or hand at a distance and haptic effects for providing tactile feedback.
ARM-based Solutions
Our AT91SAM ARM-based products use industry‑standard 32-bit ARM7TM, ARM9TM and ARM Cortex architectures. Those products allow us to offer a range of products with and without embedded nonvolatile memories. The Atmel SAM3 Cortex M3-based, SAM4 Cortex M4-based and Atmel SAM7 ARM7TDMI®‑based microcontrollers provide a migration path from 8/16-bit microcontroller technology for applications where more system performance and larger on-chip Flash memory is required. These products are optimized for low power consumption and reduced system cost and support our QTouch technology. Selected devices integrate cryptographic accelerators and protection against physical attacks, making them suitable, as an example, for financial transaction applications requiring the highest security levels.
Our SAM9 ARM926-based products are highly‑integrated, high-performance 32-bit embedded microprocessors, with complex analog and digital peripherals integrated on the same chip, offering high-speed connectivity, optimal data bandwidth, and rich interface support.
Our AT91SAM customers save significant development time with the worldwide support ecosystem of industry‑leading suppliers of development tools, operating systems including Linux and Android, protocol stacks and applications.
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
XSense
Our XSense touch sensors provide a high-performance alternative to existing touch sensors, and are optimal for a wide range of touchscreen products, enabling thinner sensor stacks with superior performance and excellent optical clarity. XSense allows original equipment manufacturers (OEMs) to develop larger, lighter, sleeker, curved and edgeless designs for smartphones, tablets, ultrabooks and other touch-enabled products.
Nonvolatile Memories
EEPROM
EEPROM products offer customers the flexibility and ability to alter single bytes of data. Our EEPROM products consist of two main families, Serial EEPROM and Parallel EEPROM.

Atmel Serial EEPROMs
Our Serial EEPROM products were developed to meet market demand for delivery of nonvolatile memory content through specialized, low pin-count interfaces and packages. The product portfolio includes densities ranging from 1K-bit to 1M-bit. We currently offer three complete families of Serial EEPROMs, supporting industry standard I2C (2-wire), MicrowireTM (3-wire), and serial peripheral interface (“SPI”) protocols. Our Serial EE products are primarily used to store personal preference data and configuration/setup data, in consumer, automotive, telecommunications, medical, industrial, and PC applications, such as WLAN adapters, LCD TVs, video game systems and GPS devices.

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
Atmel EPROMs
The general one-time programmable (“OTP”) EPROM market is a niche segment within the nonvolatile memory market, as Serial Flash and similar technologies have become more prevalent. Our OTP EPROM products address the high-performance end of this market where demand and pricing is relatively stable. These products are generally used to store the operating code of embedded microcontroller or DSP-based systems that need a memory solution for direct code execution where the memory contents cannot be tampered with or altered by the user.
Radio Frequency (“RF”) and Automotive
Automotive RF
We are a leading supplier of automobile access solutions, which include complete keyless entry products for wireless passive entry/go systems, corresponding ICs for access control unit receivers and transceivers, and tire pressure monitoring systems for automobiles. Our innovative immobilizer ICs, which incorporate the widely accepted advanced encryption standard (“AES”), offer car theft protection.
High Voltage
High voltage ICs are manufactured utilizing mixed signal high voltage technology, providing analog‑bipolar, high voltage DMOS power and CMOS logic function on a single chip. Our high voltage ICs withstand and operate at high voltages and can be connected directly to the battery of a car, and focus on intelligent load drivers, local interconnect network in-vehicle networking (“LIN/IVN”) and battery management products for hybrid cars. The applications for the load drivers are primarily motor and actuator drivers and smart valve controls. Our new line of battery management ICs target Li-ion battery systems that are becoming the standard for full electric and hybrid cars. Our LIN/IVN in-vehicle networking products help car makers simplify the wire harness by using the LIN bus, which is rapidly gaining popularity. Many body electronic applications can be connected and controlled via the LIN network bus, including switches, actuators and sensors.

RF Components
The RF product line includes low frequency RF identification tag ICs targeted toward the access control market and the livestock and pet tagging markets. These ICs are used with a reader IC to make contactless identification possible for a variety of applications. Our RF products also target the industrial, scientific, and medical (“ISM”) RF markets, including wireless remote control applications such as home alarm systems, garage door openers, remote controlled toys and wireless game consoles.
Mixed Signal
Our broadcast radio product line includes an industry-leading portfolio of highly-integrated antenna drivers, which enable small form factor car antennas. In addition, we also offer infrared receivers.
ASIC
Custom ASICs
We design, manufacture and market ASICs to meet customer requirements for high-performance logic devices in a variety of customer‑specific applications. Our design platform utilizes our extensive libraries of qualified analog and digital IP blocks. This approach integrates system functionality into a single chip based on our unique architecture platform combined with one of the richest libraries of qualified IP blocks in the industry. By combining a variety of logic functions on a single chip, costs are reduced, design risk is minimized, time-to-market is accelerated and performance can be optimized.
We design and manufacture ASICs in a range of products that includes standard digital and analog functions, as well as nonvolatile memory elements and large pre-designed macro functions all integrated on a single chip. We work closely with customers to develop and manufacture custom ASIC products so that we can provide them with IC solutions on a sole-source basis. Our ASIC products are targeted primarily at high-volume customers whose applications require high-speed, high-density or low and mixed‑voltage devices such as customers in the medical, consumer and security markets.
Secure Products
Our hardware authentication devices offer a highly secure, hardened solution for reliable authentication of legitimate OEM offerings, storage for confidential information and trusted identification across wired and wireless networks. We produce our CryptoMemory®, CryptoRF®, smart card reader chips and secure microcontrollers for point of sales terminals.
Field Programmable Gate Arrays (“FPGAs”)
Our foreign subsidiaries offer a family of radiation hardened FPGAs for space applications. Our family of reconfigurable FPGA Serial Configuration EEPROMs can replace one-time-programmable devices for FPGAs from other vendors. In addition we offer FPGA-to-gate array conversions for both military and commercial applications.
Technology
For more than 25 years, we have focused our efforts on developing advanced CMOS processes that can be used to manufacture reliable nonvolatile elements for memory and advanced logic integrated circuits. We believe that our experience in single and multiple‑layer metal CMOS processing gives us a competitive advantage in developing and delivering high-density, high-speed and low-power memory and logic products.
We meet customers’ demands for constantly increasing functionality on ever-smaller ICs by increasing the number of layers we use to build the circuits on a wafer and by reducing the size of the transistors and other components in the circuit. To accomplish this we develop and introduce new wafer processing techniques as necessary. Our current ICs incorporate effective feature sizes as small as 65 nanometers. We are developing processes that will support effective feature sizes smaller than 45 nanometers, which we expect to produce at outside wafer foundries in the future. In 2010, we completed our transition to a “fab-lite” manufacturing model and now own and operate one wafer fabrication facility located in Colorado Springs, Colorado.
Principal Markets and Customers
Arrow Electronics, Inc. and Samsung Electronics Co Ltd. (Samsung) accounted for more than 10% of our revenue for the year ended December 31, 2012. There were no customers that accounted for more than 10% of our revenue for the years ended December 31, 2011 and 2010. For further discussion see Note 14 of the Notes to the Consolidated Financial Statements.
Industrial

While the industrial electronics market has traditionally been considered a slow growth end-market compared to communications or computing sectors, the use of electronic content in industrial applications has begun to accelerate over the past several years. The demand for energy efficiency and productivity gains in electronic-enabled systems is driving the switch from mechanical to digital solutions for products such as temperature sensors, motor controls, factory lighting, smart energy meters, capacitive touch interface and commercial appliances. We provide microcontrollers, nonvolatile memory, high-voltage and mixed‑signal products that are designed to work effectively in harsh environments. Principal customers include General Electric, Honeywell, Ingenico, Itron, Samsung, Siemens and Textron.
Mobile Devices
Mobile devices, which use our capacitive touchscreen and sensor management technologies, are one of our largest end user markets. We offer solutions for screen sizes ranging from 3.5" to 17.3", thereby allowing us to address the smartphone, tablet, ultrabook and personal computer segments. Product life cycles in this segment tend to be significantly shorter than the life cycle for products in the industrial market, requiring more frequent product refreshes and ongoing reviews and enhancements of feature sets.
We also expect our XSense touch sensor product to enable our customers to enhance the touch experience on their mobile devices. Our XSense touch sensors use copper-based mesh technologies to provide a high-performance alternative to existing touch sensors manufactured using primarily indium tin oxide (ITO). We commenced commercial production of our XSense product in the first quarter of 2013. XSense enables thinner sensor stacks with electrical and power performance that is generally better than competing ITO technologies because of the lower resistance and enhanced conductivity that copper offers. We have also been successful in delivering optical quality and clarity that we believe is equivalent to alternative sensor solutions.
We believe that our capacitive touch solutions and XSense products, either alone or in combination with each other, offer a compelling suite of products for the mobile device industry. Principal customers in the mobile device market include Acer, Amazon, ASUS, Huawei, LG, Motorola, Nokia, Pantech, Samsung and ZTE.

Communications, Networking and Telecommunications Products
Communications includes technology for wireless and wireline telecommunications and data networking. For the wireless market, we also provide nonvolatile memory and baseband and RF ASICs that are used for GSM and code-division multiple access (“CDMA”) mobile phones and their base stations, as well as two-way pagers, mobile radios, and cordless phones and their base stations. We also have a range of products based on the IEEE 802.11 ("Wi-Fi") and 802.15.4 ("Zigbee") wireless protocols that enable instant connectivity between electronic devices. We also provide ASIC, nonvolatile memory and programmable logic products that are used in the switches, routers, cable modem termination systems and digital subscriber line (“DSL”) access multiplexers, which are used to build internet infrastructure. Principal customers in the communications market include Alcatel Lucent, Cisco, Ericsson, Fujitsu, Motorola, Nokia, Pantech, Philips, Qualcomm, Samsung, Sharp and Siemens.
Automotive
The automobile market continues to rely more extensively on electronics solutions. For automotive applications, we provide body electronics for passenger comfort and convenience, safety related subsystems such as air-bag drivers, anti-lock brake control and tire pressure monitors, keyless entry transmitters, capacitive touch interface and receivers and in-vehicle entertainment components. With our introduction of high-voltage and high-temperature capable ICs we are broadening our automotive reach to systems and controls in the engine compartment. Virtually all of these are application‑specific mixed signal ICs. Although the automotive industry underwent significant disruption from 2008 to 2011 as a result of the global economic recession and several natural disasters, we believe that this market offers longer-term growth opportunities that will be driven by the ongoing demand for sophisticated automotive electronic systems. Principal customers in these markets include Continental, Delphi, Hella, Magneti Marelli, Robert Bosch, TRW, VDO and Visteon.
Military and Aerospace
The military and aerospace industries require products that will operate under extreme conditions and are tested to higher standards than commercial products. Through foreign subsidiaries, we offer radiation‑hardened (“Rad-Hard”) products that meet the unique requirements of space and industrial applications. For these applications, our foreign subsidiaries provide Rad-Hard ASICs, FPGAs, nonvolatile memories and microcontrollers. We also offer devices designed for aviation and military applications. Principal customers in the military and aerospace markets include Astrium, BAE Systems, EADS, Honeywell, Litton, Lockheed‑Martin, Northrop Grumman, Raytheon, Ruag and Thales.
Consumer Goods
Our products are used in many consumer electronics products. We provide microcontrollers for batteries and battery chargers that minimize power usage by being “turned on” only when necessary. Our microcontrollers are also offered for lighting controls and touchscreen user interface applications. In addition, we provide secure tamper resistant circuits for embedded personal computer security applications.
We also sell buttons, sliders and wheels ("BSW") that are used to provide tactile-based user interfaces for many consumer products. Our BSW technology can be found, for example, in many home appliances, such as washing machines, dryers and refrigerators. Principal consumer electronics customers include Acer, Dell, Harman Becker, Honeywell, Hosiden Corporation, Invensys, LG Electronics, Logitech, Matsushita, Philips, Samsung, Sanyo, Sony and Toshiba.
Manufacturing
Once we either produce or purchase fabricated wafers, we probe and test the individual circuits on them to identify those that do not function. After probe, we send all of our wafers to one of our independent assembly contractors where they are cut into individual chips and assembled into packages. Most of the finished products are given a final test by the assembly contractors although some are shipped to our test facilities in the United States and the Philippines, where we perform final electrical testing and visual inspection before delivery to customers.
The raw materials and equipment we use to produce our integrated circuits are available from several suppliers. We are not dependent upon any single source of supply. However, some materials have been in short supply in the past and lead times on occasion have lengthened, especially during semiconductor expansion cycles.
As of December 31, 2012, we owned and operated one wafer fabrication facility located in Colorado Springs, Colorado.
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
Marketing and Sales
We generate our revenue by selling our products directly to OEMs and indirectly to OEMs through our network of global distributors. We market our products worldwide to a diverse base of OEMs serving primarily commercial markets. We sell our products to large OEM accounts through our direct sales force, using manufacturers’ representatives or through national and regional distributors. Our agreements with our representatives and distributors are generally terminable by either party on short notice, subject to local laws. Direct sales to OEMs as a percentage of net revenue for the year ended December 31, 2012 were 49%, while sales to distributors were 51% of net revenue.
Our sales outside the U.S. represented 87%, 86% and 84% of net revenue in 2012, 2011 and 2010, respectively. We expect that revenue from our international customers and sales to distributors will continue to represent a significant portion of our net revenue. International sales and sales to distributors are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes, export license requirements, foreign government regulations, and risk of non-payment by distributors. See Item 1A — Risk Factors.
Research and Development
We believe significant investment in research and development is vital to our success, growth and profitability, and we will continue to devote substantial resources, including management time, to this activity. Our primary objectives are to increase performance of our existing products, develop new wafer processing and design technologies and draw upon these technologies, and our experience in embedded applications to create new products.
For the years ended December 31, 2012, 2011 and 2010, we spent $251.5 million, $255.7 million and $237.8 million, respectively, on research and development. Research and development expenses are charged to operations as incurred. We expect these expenditures to continue to be significant in the future as we continue to invest in new products and new manufacturing process technology.

Competition
We operate in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as Cypress, Freescale, Fujitsu, Hitachi, Infineon, Intel, Microchip, NXP Semiconductors, ON Semiconductor, Renesas, Samsung, Spansion, STMicroelectronics, Synaptics, and Texas Instruments. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including product speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last three years, we have experienced significant price competition in several business segments, especially in our Nonvolatile Memory segment for EPROM and Serial EEPROM, and in our Microcontroller segment for commodity microcontrollers. We expect continuing competitive pressures in our markets from existing competitors and new entrants, new technology and cyclical demand, which, among other factors, will likely result in continuing pressure to reduce future average selling prices for our products.
Patents and Licenses
Our success and future product revenue growth depend, in part, on our ability to protect our intellectual property. We rely primarily on patents, copyrights, trademarks and trade secrets, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. However, these may not provide meaningful or adequate protection for all of our IP.
As of December 31, 2012, we had 1,642 U.S. and foreign patents and 554 published patent applications. These patents and patent applications cover important and fundamental microcontroller, capacitive touch and other technologies that support our product strategy. We operate an internal program to identify patentable developments and we file patent applications wherever necessary to protect our proprietary technologies.
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
Employees
At December 31, 2012 we employed approximately 5,000 employees compared to approximately 5,200 employees at December 31, 2011. Our future success depends in large part on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly highly skilled design, process and test engineers necessary for the manufacture of existing products and the research and development of new products and processes. The competition for such personnel is intense, and the loss of key employees could adversely affect our business.
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
Geographic Areas
In 2012, 13% of our net revenue was derived from customers in the United States, 60% from customers in Asia, 25% from customers in Europe and 2% from the rest of the world. We determine the location of our customers based on the destination to which we ship our products for the benefit of those customers.
As of December 31, 2012, we owned tangible long lived assets in the United States with a net book value of $85.0 million, in France of $28.0 million, in Germany of $17.6 million, and in the Philippines of $61.6 million. See Note 14 of Notes to Consolidated Financial Statements for further discussion.

Seasonality
The semiconductor industry is increasingly characterized by annual seasonality and wide fluctuations of supply and demand. A significant portion of our revenue comes from sales to customers supplying consumer markets, particularly the mobile device market, and from international customers. As a result, our business may be subject to seasonally lower revenue in particular quarters of our fiscal year, especially as many of our larger consumer-focused customers tend to have stronger sales later in the fiscal year as they prepare for the major holiday selling seasons.
The industry has also been affected by significant shifts in consumer demand due to economic downturns or other factors, which may result in volatility in order patterns and lead times, sudden shifts in product demand and periodic production over-capacity. We have, in the past, experienced substantial quarter-to-quarter fluctuations in revenue and operating results and expect, in the future, to continue to experience short term period-to-period fluctuations in operating results due to general industry or economic conditions.
ITEM 1A. RISK FACTORS

In addition to the other information contained in this Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operations. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In addition, these risks and uncertainties may affect the “forward-looking” statements described elsewhere in this Form 10-K and in the documents incorporated herein by reference. They could also affect our actual results of operations, causing them to differ materially from those expressed in “forward-looking” statements.

OUR REVENUE AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS.

Our future operating results will be subject to quarterly variations based upon a variety of factors, many of which are not within our control. As further discussed in this “Risk Factors” section, factors that could affect our operating results include:

•	uncertain global macroeconomic conditions, especially in Europe and Asia, and fiscal and budget uncertainties in the United States;

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

•	our reliance on non-binding customer forecasts and the effect of customer changes to forecasts and actual demand;

•	our dependence on international sales and operations and the complexity of international laws and regulations relating to those sales and operations;

•	the effect of fluctuations in currency exchange rates;

•	the capacity constraints of our independent assembly contractors;

•	our ability to implement new manufacturing technologies and achieve acceptable manufacturing yields;

•	business disruptions caused by the disposal of our manufacturing facilities or restructuring activities and the impact of our related take-or-pay supply agreements if wafer prices decrease over time;

•	the effect of intellectual property and other litigation on us and our customers, and our ability to protect our intellectual property rights;

•	the highly competitive nature of our markets and our ability to keep pace with technological change;

•	our dependence on international sales and operations;

•	information technology system failures or network disruptions and disruptions caused by our system integration efforts;

•	business interruptions, natural disasters, terrorist acts or similar unforeseen events or circumstances;

•	our ability to maintain relationships with our key customers, the absence of long-term supply contracts with most of our customers, and product liability claims our customers may bring;

•	unanticipated changes to environmental, health and safety regulations or related compliance issues;

•	our dependence on certain key personnel;

•	uneven expense recognition related to our issuance of performance-based restricted stock units;

•	the anti-takeover effects in our certificate of incorporation and bylaws;

•	the unfunded nature of our foreign pension plans;

•	the effect of acquisitions we may undertake, including our ability to effectively integrate acquisitions into our operations;

•	disruptions in the availability of raw materials;

•	the complexity of our global legal entity structure, the effect of intercompany loans within this structure, and the occurrence and outcome of income tax audits for these entities; and

•	our receipt of economic grants in various jurisdictions, which may require repayment if we are unable to comply with the terms of such grants.
Any unfavorable changes in any of these factors could harm our operating results and may result in volatility or a decline in our stock price.

UNCERTAIN GLOBAL MACRO-ECONOMIC CONDITIONS, ESPECIALLY IN EUROPE AND ASIA, AND FISCAL AND BUDGET UNCERTAINTIES IN THE UNITED STATES CONTINUE TO AFFECT OUR BUSINESS.

Slowing economic growth throughout the world, and continued uncertainty regarding macro-economic conditions in Europe and Asia, have adversely affected demand for our products. Continued adverse economic conditions, slow global growth, general uncertainty about the global economic recovery and ongoing fiscal and budgetary uncertainty in the United States may continue to adversely affect our business prospects.

WE DEPEND SUBSTANTIALLY ON THE SUCCESS OF OUR CUSTOMERS’ END PRODUCTS, OUR INTRODUCTION OF NEW PRODUCTS INTO THE MARKET, AND OUR ABILITY TO REDUCE MANUFACTURING COSTS OF OUR PRODUCTS OVER TIME.

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

Rapid innovation within the semiconductor industry also continually increases pricing pressure, especially on products containing older technology. We experience continuous pricing pressure, just as many of our competitors do. Product life cycles in our industry are relatively short, and as a result, products tend to be replaced by more technologically advanced substitutes on a regular basis. In turn, demand for older technology falls, causing the price at which such products can be sold to drop, often quickly. As a result, the average selling price of each of our products usually declines as individual products mature and competitors enter the market. To offset average selling price decreases and to continue profitably supplying our products, we rely primarily on reducing costs to manufacture our products, improving our process technologies and production efficiency, increasing product sales to absorb fixed costs and introducing new, higher-priced products that incorporate advanced features or integrated technologies to address new or emerging markets. Our operating results could be harmed if such cost reductions, production improvements, increased product sales and new product introductions do not occur in a timely manner.

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

WE COULD EXPERIENCE DISRUPTION OF OUR BUSINESS DUE TO INCREASED DEPENDENCE ON OUTSIDE FOUNDRIES.

After selling our European manufacturing facilities, we currently operate a single wafer fabrication facility in Colorado Springs, Colorado. As a result, we rely substantially on independent third party foundry manufacturing partners to manufacture products for us. As part of this fab-lite strategy, we have expanded and will continue to expand our foundry relationships by entering into new agreements with third party foundries. If we cannot obtain sufficient capacity commitments, if our foundry partners suffer financial instability affecting their ability to manufacture our products, or if our foundry partners experience production delays for other reasons, the supply of our products could be disrupted, which could harm our business. In addition, difficulties in production yields can often occur when transitioning manufacturing processes to a new third party foundry.  If our foundry partners fail to deliver quality products and components on a timely basis, our business could be harmed. For the year ended December 31, 2012, we manufactured approximately 56% of our products in our own wafer fabrication facility compared to 50% for the year ended December 31, 2011.

We expect over time that an increasing portion of our wafer fabrication will be undertaken by third party foundries.

Our fab-lite strategy exposes us to the following risks:

•	reduced control over delivery schedules and product costs;

•	financial instability, or liquidity issues, affecting our foundry partners;

•	higher than anticipated manufacturing costs;

•	inability of our manufacturing subcontractors to develop manufacturing methods appropriate for our products and their unwillingness to devote adequate capacity to produce our products;

•	possible abandonment of key fabrication processes by our foundry subcontractors for products that are strategically important to us;

•	reduced control over or decline in product quality and reliability;

•	inability to maintain continuing relationships with our foundries;

•	restricted ability to meet customer demand when faced with product shortages or order increases; and

•	increased opportunities for potential misappropriation of our intellectual property.
If any of the above risks occur, we could experience an interruption in our supply chain, an increase in costs or a reduction in our product quality and reliability, which could delay or decrease our revenue and adversely affect our business.

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

We closely monitor the financial condition of our foundry partners, especially those in Europe with which we have take-or-pay contracts. We believe that we have adequate secondary sources for our products if those companies reduce or discontinue their business activities. Nonetheless, while we do not believe that any financial distress, or any other material adverse financial event affecting those foundries, would be likely to have a material adverse effect on our business, the financial instability of a foundry partner does require an investment of significant management time, may require additional changes in operational planning as conditions develop, and could have other unexpected effects on our business. In the year ended December 31, 2012, we took a charge related to a foundry arrangement of $10.6 million, for excess purchase commitments and an impairment of receivables from a foundry supplier of $6.5 million (See Note 17 of Notes to Consolidated Financial Statements for further discussion).

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

If demand for our products increases significantly, we have no assurances that our third party foundries will be able to increase their manufacturing capacity to a level that meets our requirements, potentially preventing us from meeting our customer demand and harming our business and customer relationships. Also, even if our independent foundries are able to meet our increased demand, those foundries may decide to charge significantly higher wafer prices to us, which could reduce our gross margin or require us to offset the increased prices by increasing prices to our customers, either of which could harm our business and operating results.

OUR REVENUE IS DEPENDENT TO A LARGE EXTENT ON SELLING TO END CUSTOMERS THROUGH INDEPENDENT DISTRIBUTORS. THESE DISTRIBUTORS MAY HAVE LIMITED FINANCIAL RESOURCES TO CONDUCT THEIR BUSINESS OR TO REPRESENT OUR INTERESTS EFFECTIVELY AND THEY MAY TERMINATE OR MODIFY THEIR RELATIONSHIPS WITH US IN A MANNER THAT ADVERSELY AFFECTS OUR SALES.

Sales through distributors accounted for 51%, 57% and 57% of our net revenue for the years ended December 31, 2012, 2011 and 2010, respectively. We are dependent on our distributors to supplement our direct marketing and sales efforts. Our agreements with independent distributors can generally be terminated for convenience by either party upon relatively short notice. Generally, these agreements are non-exclusive and also permit our distributors to offer and promote our competitors’ products.

If any significant distributor or a substantial number of our distributors terminated their relationship with us, decided to market our competitors’ products in preference to our products, were unable or not willing to sell our products or were unable to pay us for products sold for any reason, our ability to bring our products to market could be adversely affected, we could have difficulty in collecting outstanding receivable balances, or we could incur other loss of revenue, charges or other adjustments, any of which could have a material adverse effect on our revenue and operating results. In some cases, certain of our distributors in Asia may also have more limited financial resources and constrained balance sheets that distributors in other geographic areas. If these distributors are unable effectively to finance their operations, or to represent our interests effectively because of financial limitations, our business could also be adversely affected.

OUR REVENUE REPORTING IS HIGHLY DEPENDENT ON RECEIVING ACCURATE AND TIMELY SELL-THROUGH INFORMATION FROM OUR DISTRIBUTORS. IF WE RECEIVE INACCURATE OR LATE INFORMATION FROM OUR DISTRIBUTORS, OUR FINANCIAL REPORTING COULD BE MISSTATED.

Our revenue reporting is highly dependent on receiving pertinent, accurate and timely data from our distributors. As our distributors resell products, they provide us with periodic data regarding the products sold, including prices, quantities, end customers, and the amount of our products they still have in stock. Because the data set is large and complex and because there may be errors or delays in the reported data, we may use estimates and apply judgments to reconcile distributors’ reported inventories to their end customer sales transactions. Actual results could vary unfavorably from our estimates, which could affect our operating results and adversely affect our business.

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

For sales to certain distributors (primarily based in the U.S. and Europe) with agreements allowing for price protection and product returns, we have not historically had the ability to estimate future claims at the point of shipment, and given that price is not fixed or determinable at that time, revenue is not recognized until the distributor sells the product to its end customer.

For sales to independent distributors in Asia, excluding Japan, we invoice these distributors at full list price upon shipment and issue a rebate, or “credit,” once product has been sold to the end customer and the distributor has met certain reporting requirements. After reviewing the pricing, rebate and quotation-related terms, we concluded that we could reliably estimate future claims; therefore, we recognize revenue at the point of shipment for these Asian distributors, assuming all of the other revenue recognition criteria are met, utilizing amounts invoiced, less estimated future claims. As the percentage of our sales to Asia increases, a larger portion of our revenue reporting will be based on this methodology.

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

For hardware, software or technology exported from, or otherwise subject to the jurisdiction of, the United States, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”). Hardware, software and technology exported from, or otherwise subject to the jurisdiction of, other countries may also be subject to non-U.S. laws and regulations governing international trade and exports. Under these laws and regulations, we are responsible for obtaining all necessary licenses and approvals for exports of hardware, software and technology, as well as the provision of technical assistance. In many cases, a determination of the applicable export control laws and related licensing requirements depends on design intent, the source and origin of a specific technology, the nationalities and localities of participants involved in creating, marketing, selling or supporting that technology, the specific technical contributions made by individuals to that technology and other matters of an intensely factual nature. We are also required to obtain all necessary export licenses prior to transferring technical data or software to foreign persons. In addition, we are required to obtain necessary export licenses prior to the export or re-export of hardware, software and technology to any person identified on the U.S. Department of Commerce Denied Persons or Entity List, the U.S. Department of Treasury’s Specially Designated Nationals or Blocked Persons List, or the Department of State’s Debarred List. Products for use in space, satellite, military, nuclear, chemical/biological weapons, rocket systems or unmanned air vehicle applications may also require export licenses and involve many of the same complexities and risks of non-compliance in the U.S. and elsewhere.

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

or other governments that we have failed to comply with any export control laws or trade sanctions, including failure to properly restrict an export to the persons or countries set forth on government restricted party lists, could result in significant civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenue from certain customers or damages claims from any customers adversely affected by such penalties, and exclusion from participation in U.S. government contracts. As we review or audit our import and export practices, from time to time, we may discover previously unknown errors in our compliance practices that require corrective actions; these actions could include voluntary disclosures of those matters to appropriate government agencies, discontinuance or suspension of product sales pending a resolution of any reviews, or other adverse interim or final actions. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors, foundries or other third parties. For example, in the past, one of our distributors was added to the U.S. Department of Commerce Entity List, resulting in the termination of our relationship with that distributor. Any one or more of these compliance errors, sanctions or a change in law or regulations could have a material adverse effect on our business, financial condition and results of operations.

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

When we take an order denominated in a foreign currency, we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be impacted by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens against the dollar. Conversely, costs will increase if the local currency strengthens against the dollar. Our income from operations would have been approximately $7.7 million higher had the average exchange rate for the year ended December 31, 2012 remained the same as the average exchange rate for the year ended December 31, 2011. The effect is determined assuming that all foreign currency denominated transactions that occurred for the year ended December 31, 2012 were recorded using the average foreign currency exchange rates for the year ended December 31, 2011.

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

Because we conduct business in Europe, we may have additional exposure to currency fluctuations if the Euro is eliminated as a common currency within the Eurozone, or if individual countries determine to stop using that currency. In any of those events, we would have to address exchange rate and conversion issues affecting the Euros we then held and the payments that we expected to receive, or to make, in Euros. There is no certainty regarding the potential economic effect of these Euro currency risks, nor is there any certainty regarding the effect on payment terms included within outstanding sales contracts if the Euro were eliminated or not accepted in some countries as legal tender. Because of those uncertainties, we are not able to assess fully, as of the date of this Annual Report, the potential effect on our business or financial condition if the Eurozone were to disband, if a member state determined to substitute a new currency for the Euro within its borders, or if the Euro became generally less accepted as a global currency.

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

We continue to evaluate existing restructuring accruals related to restructuring plans previously implemented. As a result, there may be additional restructuring charges or reversals or recoveries of previous charges. We may incur additional restructuring and asset impairment charges in connection with additional restructuring plans adopted in the future. Any such restructuring or asset impairment charges recorded in the future could significantly harm our business and operating results. During 2012, we implemented various cost reduction actions, and recorded restructuring charges of $23.5 million related to workforce reductions for the year ended December 31, 2012. We also recorded restructuring charges of $0.5 million related to lease terminations associated with those workforce reductions. As of December 31, 2012, we recorded $16.2 million in accrued restructuring charges, and we expect to make the cash severance payments in respect of those accruals within the next twelve months.

WE HAVE IN THE PAST ENTERED INTO “TAKE-OR-PAY” SUPPLY AGREEMENTS WITH BUYERS OF OUR WAFER MANUFACTURING OPERATIONS. IF THE CONTRACTUAL PRICING FOR THOSE WAFERS EXCEEDS THE PRICES WE COULD HAVE OTHERWISE OBTAINED IN THE OPEN MARKET, WE MAY INCUR A CHARGE TO OUR OPERATING RESULTS.

We entered into supply agreements with the acquirers of our European wafer manufacturing operations that committed us, or specified subsidiaries of ours, to purchase wafers from these acquirers on a “take-or-pay” basis for a number of years.  For example, in connection with the sale of our manufacturing operations in Rousset, France in June 2010, one of our subsidiaries entered into a manufacturing services agreement that, as amended, requires this subsidiary to purchase wafers from LFoundry Rousset SAS until June 2013 on a “take-or-pay” basis. Similarly, in connection with the sale of our manufacturing operations in Heilbronn, Germany, one of our subsidiaries entered into a wafer supply agreement that, as amended, required this subsidiary to purchase wafers from Telefunken Semiconductors GmbH & Co. KG (“TSG”) through August 2012 on a “take-or-pay” basis. In August 2012, one of our subsidiaries entered into a new wafer supply agreement that requires this subsidiary to purchase wafers from

Telefunken Semiconductors International LLC, the parent of TSG, through May 2013 on a "take-or-pay" basis. In addition to the direct financial effects that these “take-or-pay” arrangements may have, they may also cause us, in some cases, to acquire excess inventory at times when not needed based on demand forecasts (See Note 17 of Notes to Consolidated Financial Statements).

IF WE ARE UNABLE TO IMPLEMENT NEW MANUFACTURING TECHNOLOGIES OR FAIL TO ACHIEVE ACCEPTABLE MANUFACTURING YIELDS, OUR BUSINESS WOULD BE HARMED.

Whether demand for semiconductors is rising or falling, we are constantly required by competitive pressures in the industry to successfully implement new manufacturing technologies in order to reduce the geometries of our semiconductors and produce more integrated circuits per wafer. We are developing processes that support effective feature sizes as small as 45 nanometers.

Fabrication of our integrated circuits is a highly complex and precise process, requiring production in a tightly-controlled, clean environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. Whether through the use of our foundries or third party manufacturers, we may experience problems in achieving acceptable yields in the manufacture of wafers, particularly during a transition in the manufacturing process technology for our products or with respect to manufacturing of new products.

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

There is significant ongoing patent litigation throughout the world involving many of our customers, especially in the mobile device sector. The outcome of these disputes is uncertain. While we may not have a direct involvement in these matters, an adverse outcome that affects the ability of our customers to ship or sell their products could ultimately have an adverse effect on our business. That could happen if these customers reduce their business exposure in the mobile device sector, are prevented from selling their products in certain markets, seek to reduce their cost structures to help fund the payment of unanticipated licensing fees, or are required to take other actions that slow or hinder their market penetration.

OUR MARKETS ARE HIGHLY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, WE MAY SUFFER PRICE REDUCTIONS, REDUCED REVENUE, REDUCED GROSS MARGIN AND LOSS OF MARKET SHARE.

We operate in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as Cypress, Freescale, Fujitsu, Hitachi, Infineon, Intel, Microchip, NXP Semiconductors, ON Semiconductor, Renesas, Samsung, Spansion, STMicroelectronics, Synaptics, and Texas Instruments. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we introduce new products, we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last several years, we have experienced significant price competition in several business segments, especially in our nonvolatile memory segment for EPROM and Serial EEPROM products, as well as in our commodity microcontrollers. Competitive pressures in the semiconductor market from existing competitors, new entrants, new technology and cyclical demand, among other factors, can result in declining average selling prices for our products.  To the extent that such price declines affect our products, our revenue and gross margin could decline.

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

WE MUST KEEP PACE WITH TECHNOLOGICAL CHANGE TO REMAIN COMPETITIVE.

Our future success substantially depends on our ability to develop and introduce new products that compete effectively on the basis of price and performance and that address customer requirements. We are continually designing and commercializing new and improved products to maintain our competitive position. These new products typically are more technologically complex than their predecessors and have increased risk of deployment delays and quality and yield issues, among other risks.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.

Net revenue outside the United States accounted for 87%, 86% and 84% of our net revenue for the years ended December 31, 2012, 2011 and 2010, respectively. We expect that revenue derived from international sales will continue to represent a significant portion of net revenue. International sales and operations are subject to a variety of risks, including:

•	greater difficulty in protecting intellectual property;

•	reduced flexibility and increased cost of effecting staffing adjustments;

•	foreign labor conditions and practices;

•	adverse changes in tax laws;

•	credit and collectibility risks on our trade receivables with customers in certain jurisdictions;

•	longer collection cycles;

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

We rely on our information technology infrastructure and certain critical information systems for the effective operation of our business. These information systems are subject to damage or interruption from a number of potential sources, including natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, cyber attacks, sabotage, vandalism, or similar events or disruptions. Our security measures or those of our third party service providers may not detect or prevent such security breaches. Any such compromise of our information security could result in the unauthorized publication of our confidential business or proprietary information, result in the unauthorized release of customer or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation or damage our reputation. In addition, our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business, which could negatively affect our operating results.

OUR OPERATIONS AND FINANCIAL RESULTS COULD BE HARMED BY BUSINESS INTERRUPTIONS, NATURAL DISASTERS, TERRORIST ACTS OR OTHER EVENTS BEYOND OUR CONTROL.

Our operations are vulnerable to interruption by fire, earthquake, volcanoes, power loss, public health issues, geopolitical uncertainties, telecommunications failures and other events beyond our control. Our headquarters, some of our manufacturing facilities, the manufacturing facilities of third-party foundries and some of our major suppliers’ and customers’ facilities are located near major earthquake faults and in potential terrorist target areas. We do not have a comprehensive disaster recovery plan.

In the event of a major earthquake, other natural or manmade disaster or terrorist act, we could experience loss of life of our employees, destruction of facilities or other business interruptions. The operations of our suppliers could also be affected by natural disasters and other disruptions, which could cause shortages and price increases in various essential materials. We use third party freight firms for nearly all our shipments from vendors and our manufacturing facilities and for shipments to customers of our final product. We maintain property and business interruption insurance, but there is no guarantee that such insurance will be available or adequate to protect against all costs associated with such disasters and disruptions.

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

WE MAY EXPERIENCE PROBLEMS WITH KEY CUSTOMERS THAT COULD HARM OUR BUSINESS.

Our ability to maintain close, satisfactory relationships with large customers is important to our business. A reduction, delay, or cancellation of orders from our large customers would harm our business. Similarly, the loss of one or more of our key customers, reduced orders by any of our key customers, or significant variations in the timing of orders, could adversely affect our business and results of operations. Our business is organized into four operating segments (see Note 14 of Notes to the Consolidated Financial Statements for further discussion). The principal customers in each of our markets are described in Item 1 “Business — Principal Markets and Customers” in this Annual Report on Form 10-K.

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

THE LOSS OF ANY KEY PERSONNEL ON WHOM WE DEPEND MAY SERIOUSLY HARM OUR BUSINESS.

Our future success depends in large part on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and in the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could harm our business.

ACCOUNTING FOR OUR PERFORMANCE-BASED RESTRICTED STOCK UNITS IS SUBJECT TO JUDGMENT AND MAY LEAD TO UNPREDICTABLE EXPENSE RECOGNITION. THE IMPLEMENTATION OF THE PLAN UNDER WHICH THOSE RESTRICTED STOCK UNITS WERE ISSUED MAY ALSO AFFECT THE DEDUCTIBILITY OF SOME COMPENSATION PAID TO OUR NAMED EXECUTIVE OFFICERS.

We have issued, and may in the future continue to issue, performance-based restricted stock units to eligible employees, entitling those employees to receive restricted stock if they, and we, meet designated performance criteria established by our compensation committee. For example, in May 2011, we adopted the 2011 Long-Term Performance-Based Incentive Plan (the “2011 Plan”), which provides for the grant of restricted stock units to eligible employees, subject to the satisfaction of specified performance metrics. The performance periods for the 2011 Plan run from January 1, 2011 through December 31, 2013. We recorded total stock-based compensation expense related to performance-based restricted stock units of $12.7 million and $7.5 million under the 2011 Plan for the years ended December 31, 2012 and 2011, respectively.

We recognize the stock-based compensation expense for performance-based restricted stock units when we believe it is probable that we will achieve the specified performance criteria. If achieved, the awards vests. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The fair value of each award is recognized over the service period and is reduced for estimated forfeitures. We are required to reassess the probability of vesting at each reporting date, and any change in our forecasts may result in an increase or decrease to the expense recognized. As a result, the expense recognition for performance based restricted stock units could change over time, requiring adjustments to the financial statements to reflect changes in our judgment regarding the probability of achieving the performance goals.  The implementation of our 2011 Plan may also affect our ability to receive federal income tax deductions for compensation in excess of $1 million paid, during any fiscal year, to our named executive officers. To the extent that aspects of a performance-based compensation plan such as ours are adjusted in the discretion of a compensation committee, the exercise of that discretion, notwithstanding that it is expressly permitted by the terms of a plan, may result in plan compensation awarded to named executive officers not being deductible.  Our compensation committee has retained the discretion to implement our 2011 Plan, notwithstanding any potential loss of deductibility, in the manner that it believes most effectively achieves the objectives of our compensation philosophies.

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

We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The projected benefit obligation totaled $40.6 million at December 31, 2012 and $29.8 million at December 31, 2011. The plans are unfunded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.5 million in 2013 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value of our goodwill may not be recoverable. At December 31, 2012, we had $104.4 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2012 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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

OUR LEGAL ENTITY ORGANIZATIONAL STRUCTURE IS COMPLEX, WHICH COULD RESULT IN UNFAVORABLE TAX OR OTHER CONSEQUENCES, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR NET INCOME AND FINANCIAL CONDITION.

We currently operate legal entities in countries where we conduct manufacturing, design, and sales operations around the world. In some countries, we maintain multiple entities for tax or other purposes. Changes in tax laws, regulations, and related interpretations in the countries in which we operate may adversely affect our results of operations.

We have many entities globally and unsettled intercompany balances between some of these entities that could result, if changes in law, regulations or related interpretations occur, in adverse tax or other consequences affecting our capital structure, intercompany interest rates and legal structure.

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
At December 31, 2012, we owned the following facilities:

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
We sold our former corporate headquarters located in San Jose, California, and adjacent land parcels, in August 2011. We entered into a long-term lease for our new corporate headquarters in San Jose, California in August 2011.
In addition to the facilities we own, we lease numerous research and development facilities and sales offices in North America, Europe and Asia. We believe that existing facilities are adequate for our current requirements.
We do not identify facilities or other assets by operating segment. Each facility serves or supports multiple products and our product mix changes frequently.
ITEM 3. LEGAL PROCEEDINGS

We are party to various legal proceedings. Our management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations and statement of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described in Note 11 of Notes to Consolidated Financial Statements, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows. For more information regarding certain of these proceedings, see Note 11 of Notes to Consolidated Financial Statements, which is incorporated by reference into this Item. We have accrued for losses related to litigation described in Note 11 of Notes to Consolidated Financial Statements that we consider probable and for which the loss can be reasonably estimated. In the event that a loss cannot be reasonably estimated, we have not accrued for such losses. As we continue to monitor these matters or other matters that were not deemed material as of December 31, 2012, our determination could change, however, and we may decide, at some future date, to establish an appropriate reserve. With respect to each of the matters described in Note 11 of Notes to Consolidated Financial Statements, except where noted otherwise, management has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at December 31, 2012. Our management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. Except as otherwise noted in Note 11 of Notes to Consolidated Financial Statements, our management does not believe that the amount of loss or a range of possible losses is reasonably estimable.

Infineon Litigation.  On April 11, 2011, Infineon Technologies A.G. and Infineon Technologies North America Corporation (collectively, “Infineon”) filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware. The complaint alleged that we are infringing 11 Infineon patents and sought a declaration that three of our patents are either invalid or not infringed. On July 5, 2011, we answered Infineon’s complaint, and filed counterclaims seeking a declaration that each of the 11 asserted Infineon patents is invalid and not infringed. We also counterclaimed for infringement of six of our patents and breach of contract related to Infineon’s breach of a confidentiality agreement. On July 29, 2011, Infineon answered these counterclaims and sought a declaration that our patents are either invalid or not infringed. On March 13, 2012, we filed amended counterclaims that alleged Infineon’s infringement of four additional Atmel patents. On March 31, 2012, Infineon answered these counterclaims and sought a declaration that our newly-asserted patents are either invalid or not infringed. On December 4, 2012, the Court issued its Markman ruling, in which it interpreted as a matter of law certain disputed terms in the asserted patent claims. On December 28, 2012, the Court granted Atmel and Infineon's joint request to dismiss, without prejudice, four patents per side.  The trial of these claims currently is scheduled to commence in early 2014, and we intend to prosecute our claims and defend vigorously against Infineon's claims.

From time to time, we are notified of claims that our products may infringe patents, or other intellectual property, issued to other parties. We periodically receive demands for indemnification from our customers with respect to intellectual property matters. We also periodically receive claims relating to the quality of our products, including claims for additional labor costs, costs for replacing defective parts, reimbursement to customers for damages incurred in correcting defective products, costs for product recalls or other damages. Receipt of these claims and requests occurs in the ordinary course of our business, and we respond based on the specific circumstances of each event. We undertake an accrual for losses relating to those types of claims when we consider those losses “probable” and when a reasonable estimate of loss can be determined.

ITEM 4. MINE SAFETY DISCLOSURES

None.
PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market's Global Select Market under the symbol "ATML." The last reported price for our stock on January 31, 2013 was $6.70 per share. The following table presents the high and low sales prices per share for our common stock as quoted on The NASDAQ Global Select Market for the periods indicated.

	High	Low
Year ended December 31, 2011:
First Quarter	$16.31	$11.30
Second Quarter	$15.30	$12.44
Third Quarter	$14.62	$8.07
Fourth Quarter	$11.29	$7.45
Year ended December 31, 2012:
First Quarter	$10.73	$8.52
Second Quarter	$9.72	$6.21
Third Quarter	$6.77	$5.26
Fourth Quarter	$6.55	$4.44
As of January 31, 2013, there were approximately 1,424 stockholders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
We have never paid cash dividends on our common stock, and we currently have no plans to pay cash dividends in the future.
There were no sales of unregistered securities in fiscal 2012.
The following table provides information about the repurchase of our common stock during the three months ended December 31, 2012, pursuant to our Stock Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1 - October 31	—	—	—	$143,396,174
November 1 - November 30	2,421,634	$4.66	2,421,634	$132,114,003
December 1 - December 31	900,000	$5.43	900,000	$127,224,933
 _________________________________________
(1)Represents the average price paid per share ($) exclusive of commissions.
(2)Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.
(3)These amounts correspond to a plan announced in August 2010 whereby the Board of Directors authorized the repurchase of up to $200 million of our common stock. In May 2011, Atmel’s Board of Directors authorized an additional $300 million to our existing repurchase program.  In April 2012, Atmel’s Board of Directors authorized an additional $200 million to our existing repurchase program.  The repurchase program does not have an expiration date. Shares repurchased under the program have been and will in the future be retired. Amounts remaining to be purchased are exclusive of commissions.

ITEM 6. SELECTED FINANCIAL DATA
The following tables include selected summary financial data for each of our last five years. This data is not necessarily indicative of results of future operations and should be read in conjunction with Item 8 — Financial Statements and Supplementary Data and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. The consolidated statement of operations data for 2012, 2011, and 2010 are derived from our audited financial statements that are included in this Annual Report on Form 10-K. The balance sheet data for fiscal year 2010 and all data for fiscal years 2009 and 2008 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Net revenue	$1,432,110	$1,803,053	$1,644,060	$1,217,345	$1,566,763
Income (loss) from operations before income taxes(1)(3)(4)	$42,238	$381,190	$116,352	$(136,039)	$(20,243)
Net income (loss)	$30,445	$314,990	$423,075	$(109,498)	$(27,209)
Basic net income (loss) per share:
Net income (loss)	$0.07	$0.69	$0.92	$(0.24)	$(0.06)
Weighted‑average shares used in basic net income (loss) per share calculations	433,017	455,629	458,482	451,755	446,504
Diluted net income (loss) per share:
Net income (loss)	$0.07	$0.68	$0.90	$(0.24)	$(0.06)
Weighted‑average shares used in diluted net income (loss) per share calculations	437,582	462,673	469,580	451,755	446,504

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cash and cash equivalents	$293,370	$329,431	$501,455	$437,509	$408,926
Cash and cash equivalents and short-term investments	296,057	332,510	521,029	476,140	440,633
Fixed assets, net(2)	221,044	257,070	260,124	203,219	383,107
Total assets	1,433,533	1,526,598	1,650,042	1,392,842	1,530,654
Long-term debt and capital leases less current portion	5,602	4,599	3,976	9,464	13,909
Stockholders’ equity	996,638	1,082,444	1,053,056	764,407	802,084

(1)
We recorded a loss related to a foundry arrangement of $10.6 million for the year ended December 31, 2012, an impairment of receivables from a foundry supplier of $6.5 million for the year ended December 31, 2012 (See Note 17 of Notes to Consolidated Financial Statements for further discussion), asset impairment charges of $11.9 million, $79.8 million and $8.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, and restructuring charges of $24.0 million, $20.1 million, $5.3 million, $6.7 million and $71.3 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively, related primarily to employee termination costs, facility closure costs, sales of businesses and other operations, and the related realignment of our businesses in response to those changes. We recorded a credit from reserved grant income of $10.7 million for the year ended December 31, 2012, and recorded a gain on sale of assets of $35.3 million for the year ended December 31, 2011 related to the sale of our former corporate headquarters located in San Jose, California and a gain on sale of assets of $0.2 million and $32.7 million for the years ended December 31, 2009 and 2008, respectively, related to the sale of our Heilbronn, Germany and North Tyneside, United Kingdom facilities. We recorded a loss on sale of assets of $99.8 million for the year ended December 31, 2010 related to the sale of our manufacturing operations in Rousset, France and the sale of our Secure Microcontroller Solutions business. We recorded an income tax benefit related to release of valuation allowances of $116.7 million related to certain deferred tax assets, and recorded an additional benefit to income tax expense of approximately $151.2 million related to the release of previously accrued penalties and interest on the income tax exposures and a refund from the carryback of tax attributes for the year ended December 31, 2010.

(2)
Fixed assets, net was reduced as of December 31, 2009, compared to December 31, 2008, as a result of the asset impairment charges discussed in (1) above. Additionally, we reclassified $83.2 million in fixed assets to assets held for sale as of December 31, 2009 relating to our fabrication facilities in Rousset, France.

(3)
We recorded pre-tax, stock‑based compensation expense of $72.4 million, $68.1 million, $60.5 million, $30.1 million and $29.1 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively, excluding acquisition‑related stock compensation expenses.

(4)	We recorded $7.4 million, $5.4 million, $1.6 million, $16.3 million and $23.6 million in acquisition‑related charges for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements” and “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. This discussion contains forward‑looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2013 and beyond. Our statements regarding the following matters also fall within the meaning of “forward looking” statements and should be considered accordingly: the expansion of the market for microcontrollers, revenue for our maXTouch products, expectations for our new XSense products, our gross margin expectations and trends, anticipated revenue by geographic area and the ongoing transition of our revenue base to Asia, expectations or trends involving our operating expenses, capital expenditures, cash flow and liquidity, our factory utilization rates, the effect and timing of new product introductions, our ability to access independent foundry capacity and the corresponding financial condition and operational performance of those foundry partners, the effects of our strategic transactions and restructuring efforts, the estimates we use in respect of the amount and/or timing for expensing unearned stock‑based compensation and similar estimates related to our performance‑based restricted stock units, our expectations regarding tax matters, the outcome of litigation (including intellectual property litigation in which we may be involved or in which our customers may be involved, especially in the mobile device sector) and the effects of exchange rates and our ongoing efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in any forward‑looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A — Risk Factors, and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “should,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward‑looking statements. The information included in this Form 10-K is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward‑looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. We undertake no obligation to update any forward‑looking statements in this Form 10-K.
OVERVIEW

     We are one of the world’s leading designers, developers and suppliers of microcontrollers, which are self-contained computers-on-a-chip. Microcontrollers are generally less expensive, consume less power and offer enhanced programming capabilities compared to traditional microprocessors. Our microcontrollers and related products are used in many of the world’s leading smartphones, ultrabooks, tablet devices, e-readers, wireless peripherals and other consumer and industrial electronics in which they provide core functionality for such things as touch sensing, sensor and lighting management, security and encryption features, wireless applications, industrial controls, building automation and battery management. We offer an extensive portfolio of capacitive touch products that integrate our microcontrollers with fundamental touch‑focused intellectual property ("IP") we have developed, and we continue to leverage our market and technology advantages to expand our product portfolio within the touch‑related eco-system. Toward that end, and as a natural extension of our touch controller business, we announced our XSense products, a new type of touch sensor based on proprietary metal mesh technologies, in 2012. We also design and sell products that are complementary to our microcontroller business, including nonvolatile memory, radio frequency and mixed‑signal components and application specific integrated circuits. With our broad product portfolio, our semiconductors also enable applications such as smart‑meters used for utility monitoring and billing, commercial, residential and architectural LED-based lighting systems, touch panels used on household and industrial appliances that integrate our “non-mechanical” buttons, sliders and wheels, various aerospace, industrial and military products and systems, and numerous electronic‑based automotive components like keyless ignition and access, engine control, and lighting and entertainment systems for standard and hybrid vehicles. We have continued to focus on the development of wireless products that allow devices to communicate and connect with each other, and have continued to integrate enhanced wireless capabilities into our product portfolio, including technologies such as “Wi-Fi Direct;” that enable the so-called “Internet of Things,” where smart, connected devices and appliances seamlessly share data and information. We currently own and operate one wafer manufacturing facility in Colorado Springs, Colorado, consistent with our strategic determination made several years ago to maintain lower fixed costs and capital investment requirements.

Net revenue was lower in the year ended December 31, 2012, compared to net revenue in the year ended December 31, 2011, as we were adversely affected by a slowdown in the global economy and excess inventories held by our distributors, particularly in Asia. Lower sales resulted in lower utilization rates for our Colorado Springs wafer facility, which increased our wafer costs and, as a consequence, adversely affected our gross margin. In response to lower sales, we implemented cost reduction programs throughout our operations in the second half of 2012, including labor cost reduction programs. We expect to continue to monitor our cost structure to ensure that it is properly aligned with global economic conditions.

During the year ended December 31, 2012, we repurchased 22.7 million shares of our common stock in the open market and subsequently retired those shares under our existing stock repurchase program. As of December 31, 2012, $127.2 million remained available for repurchasing common stock under this program.

RESULTS OF OPERATIONS

	Years Ended
	December 31, 2012			December 31, 2011			December 31, 2010
	(in thousands, except percentage of net revenue)
Net revenue	$1,432,110	100.0%		$1,803,053	100.0%		$1,644,060	100.0%
Gross profit	601,319	42.0%	820,163	908,233	50.4%	894,820	728,184	44.3%
Research and development	251,519	17.6%		255,653	14.2%		237,812	14.5%
Selling, general and administrative	275,257	19.2%		280,410	15.6%		264,296	16.1%
Acquisition-related charges	7,388	0.5%		5,408	0.3%		1,600	0.1%
Restructuring charges	23,986	1.7%		20,064	1.1%		5,253	0.3%
Impairment of receivables due from foundry supplier	6,495	0.5%		—	—%		—	—%
Asset impairment charges	—	—%		—	—%		11,922	0.7%
Credit from reserved grant income	(10,689)	(0.7)%		—	—%		—	—%
(Gain) loss on sale of assets	—	—%		(35,310)	(2.0)%		99,767	6.1%
Income from operations	$47,363	3.3%		$382,008	21.2%		$107,534	6.5%

Net Revenue

Our net revenue totaled $1.4 billion for the year ended December 31, 2012, a decrease of 21%, or $370.9 million, from $1.8 billion in net revenue for the year ended December 31, 2011. Revenue for the year ended December 31, 2012 was lower than 2011 primarily as a result of lower sales throughout our distribution channel, particularly in Asia. We also continued to see softer global demand in mobile devices and industrial markets, as the economic slowdown affected our customers and their purchasing requirements.

Net revenue denominated in Euros was 19%, 21% and 22% of total net revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Average exchange rates utilized to translate foreign currency revenue and expenses in Euros were approximately 1.29, 1.39 and 1.36 Euros to the dollar for the years ended December 31, 2012 2011 and 2010, respectively. Our net revenue for the year ended December 31, 2012 would have been approximately $23.1 million higher had the average exchange rate in the current year remained the same as the average exchange rate in effect for the year ended December 31, 2011.

Net Revenue — By Operating Segment

Our net revenue by operating segment is summarized as follows:

	Years Ended
	December 31, 2012	December 31, 2011	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$892,839	$1,113,579	$(220,740)	(20)%
Nonvolatile Memory	170,736	255,683	(84,947)	(33)%
RF and Automotive	174,237	202,013	(27,776)	(14)%
ASIC	194,298	231,778	(37,480)	(16)%
Total net revenue	$1,432,110	$1,803,053	$(370,943)	(21)%

	Years Ended
	December 31, 2011	December 31, 2010	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$1,113,579	$892,301	$221,278	25%
Nonvolatile Memory	255,683	277,179	(21,496)	(8)%
RF and Automotive	202,013	188,090	13,923	7%
ASIC	231,778	286,490	(54,712)	(19)%
Total net revenue	$1,803,053	$1,644,060	$158,993	10%

Microcontroller

Microcontroller segment net revenue decreased 20% to $892.8 million for the year ended December 31, 2012 from $1.1 billion for the year ended December 31, 2011. Revenue decreased primarily due to weaker demand in industrial and consumer markets, with ARM and maXTouch products most affected. Microcontroller net revenue represented 62%, 62% and 54% of total net revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Inventory held by distributors of our microcontroller products decreased significantly as of December 31, 2012 as compared to December 31, 2011.
Microcontroller segment net revenue increased 25% to $1.1 billion for the year ended December 31, 2011 from $892.3 million for the year ended December 31, 2010. Revenue increased primarily due to increased sales of our 32-bit microcontrollers and maXTouch microcontrollers.
Nonvolatile Memory

Nonvolatile Memory segment net revenue decreased 33% to $170.7 million for the year ended December 31, 2012 from $255.7 million for the year ended December 31, 2011. The decline in our memory business resulted primarily from reduced market demand, a weaker pricing environment and the end of life for several flash products, including Serial EE and Serial Flash products, which saw revenue decrease by 22% and 51% for the years ended December 31, 2012 and 2011, respectively. On September 28, 2012 we sold our serial flash product line and discontinued the products included in that line. Revenue for our serial flash product lines was $39.4 million for the year ended December 31, 2012 compared to $80.7 million for the year ended December 31, 2011.
Nonvolatile Memory segment net revenue decreased 8% to $255.7 million for the year ended December 31, 2011 from $277.2 million for the year ended December 31, 2010. The decline in our memory business was primarily the result of slowing market demand and a weaker overall pricing environment. Serial EE products and BIOS Flash products decreased 16% and 56%, respectively, from 2010 levels, as a result of lower shipments during 2011.
RF and Automotive

RF and Automotive segment net revenue decreased 14% to $174.2 million for the year ended December 31, 2012 from $202.0 million for the year ended December 31, 2011. This decrease was primarily related to continued decline in demand for our non-core radio frequency products within this segment, related generally to adverse macro-economic conditions and seasonality effects within the automotive sector, partially offset by an increase of 3% in net revenue from sales of our high voltage products, which are used primarily in automotive applications.
RF and Automotive segment net revenue increased 7% to $202.0 million for the year ended December 31, 2011 from $188.1 million for the year ended December 31, 2010. This increase was primarily related to improved demand in automotive markets during 2011. Our identification and high voltage products increased 41% and 20%, respectively, for the year ended December 31, 2011 over the prior year, driven by higher shipments for vehicle networking products (LIN/IVN applications). In addition, revenue increased 11% for foundry products sourced from our Colorado Springs fabrication facility for the year ended December 31, 2011.

ASIC

ASIC segment net revenue decreased 16% to $194.3 million for the year ended December 31, 2012 from $231.8 million for the year ended December 31, 2011. Our military and aerospace business revenue, which represent approximately 28% of overall ASIC revenue, decreased approximately 36% during the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily from reduced market demand.
ASIC segment net revenue decreased 19% to $231.8 million for the year ended December 31, 2011 from $286.5 million for the year ended December 31, 2010. The decrease in revenue for the ASIC segment primarily reflects $79.2 million of revenue through the first nine months of 2010 related to our former Secure Microcontroller Solutions business. ASIC segment net revenue was also unfavorably affected by limited production capacity, resulting from wafer allocation to our microcontroller customers. Our military and aerospace business revenue, which represent approximately 37% of overall ASIC revenue, increased approximately 51% during 2011 compared to 2010 as a result of increased test capacity and fulfillment of past due backlog.

Net Revenue by Geographic Area

Our net revenue by geographic area for the year ended December 31, 2012, compared to the years ended December 31, 2011 and 2010, is summarized in the table below. Revenue is attributed to regions based on the location to which we ship. See Note 14 of Notes to Consolidated Financial Statements for further discussion.

	Years Ended
	December 31, 2012	December 31, 2011	Change	% Change
	(in thousands, except for percentages)
Asia	$862,901	$1,062,584	$(199,683)	(19)%
Europe	353,377	462,566	(109,189)	(24)%
United States	189,699	249,887	(60,188)	(24)%
Other*	26,133	28,016	(1,883)	(7)%
Total net revenue	$1,432,110	$1,803,053	$(370,943)	(21)%

	Years Ended
	December 31, 2011	December 31, 2010	Change	% Change
	(in thousands, except for percentages)
Asia	$1,062,584	$908,700	$153,884	17%
Europe	462,566	439,686	22,880	5%
United States	249,887	260,091	(10,204)	(4)%
Other*	28,016	35,583	(7,567)	(21)%
Total net revenue	$1,803,053	$1,644,060	$158,993	10%
_________________________________________
*  Primarily includes South Africa, and Central and South America

Net revenue outside the United States accounted for 87%, 86% and 84% of our net revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

Our net revenue in Asia decreased $199.7 million, or 19%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease in Asia for the year ended December 31, 2012, compared to the year ended December 31, 2011 was primarily due to lower shipments of our microcontroller products as a result of weaker demand in industrial and consumer markets, with ARM and maXTouch products principally affected. In the year ended December 31, 2012 our Asian distributors significantly reduced their inventory of our products as compared to the year ended December 31, 2011. Our net revenue in Asia increased $153.9 million, or 17%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase in this region for 2011 compared to 2010 was primarily due to higher shipments of our microcontroller products as a result of improved demand in customer end markets for smartphone and other consumer-based products. Net revenue for the Asia region was 60%, 59% and 55% of total net revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

Our net revenue in Europe decreased $109.2 million, or 24%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease in this region for year ended December 31, 2012, compared to the year ended December 31, 2011 was primarily a result of the continued decline in industrial markets.  Our net revenue in Europe increased $22.9 million, or 5%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase in this region for 2011 compared to 2010 was primarily a result of the improved automotive and industrial markets, partially offset by the decrease in smart card products included within the SMS business we sold in 2010. Net revenue for the Europe region was 25%. 26% and 27% of total net revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

Our net revenue in the United States decreased by $60.2 million, or 24%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. This decrease resulted from a continued decline in industrial markets, primarily in the markets for energy-related products. Our net revenue in the United States decreased by $10.2 million, or 4%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. The decrease in this region for 2011 compared to 2010 resulted primarily from lower demand for smart metering and consumer-based products. Net revenue for the U.S. region was 13%, 14% and 16% of total net revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

Revenue and Costs — Impact from Changes to Foreign Exchange Rates

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies was 19%, 21% and 22% of our total net revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

Costs denominated in foreign currencies were 19%, 19% and 33% of our total costs for the years ended December 31, 2012, 2011 and 2010, respectively.

Average exchange rates utilized to translate foreign currency revenue and expenses denominated in Euros were approximately 1.29, 1.39 and 1.36 Euros to the dollar for the years ended December 31, 2012 2011 and 2010, respectively.

For the year ended December 31, 2012, changes in foreign exchange rates had an unfavorable overall effect on our operating results. Our net revenue for the year ended December 31, 2012 would have been approximately $23.1 million higher had the average exchange rate in the current year remained the same as the average rate in effect for the year ended December 31, 2011. Our income from operations would have been approximately $7.7 million higher had the average exchange rate in the year ended December 31, 2012 remained the same as the average exchange rate in the year ended December 31, 2011.

For the year ended December 31, 2011, changes in foreign exchange rates had a favorable overall effect on our operating results. Our net revenue for the year ended December 31, 2011 would have been approximately $14.6 million lower had the average exchange rate in the current year remained the same as the average rate in effect for the year ended December 31, 2010. Our income from operations would have been approximately $4.2 million lower had the average exchange rate in the year ended December 31, 2011 remained the same as the average exchange rate in the ended December 31, 2010.

We continue to monitor the economic situation in Europe, which remains uncertain. The elimination of the Euro as a common currency, the withdrawal of member states from the Eurozone or other events affecting the liquidity, volatility or use of the Euro could have a significant effect on our revenue and operations if any of those events were to occur.

Gross Margin

Gross margin declined to 42.0% for the year ended December 31, 2012, compared to 50.4% for the year ended December 31, 2011. Gross margin in 2012 was negatively affected by lower sales, which resulted in lower utilization rates at our Colorado Springs wafer facility, and a weaker pricing environment. Our gross margin for 2012 was also negatively affected by a $10.6 million charge related to loss from a foundry arrangement (See Note 17 of Notes to Consolidated Financial Statements for further discussion). Over the past several years, we transitioned our business to a "fab-lite" manufacturing model, lowering our fixed costs and capital investment requirements by selling manufacturing operations and transitioning to foundry partners. We currently own and operate one wafer fabrication facility in Colorado Springs, Colorado.

Gross margin rose to 50.4% for the year ended December 31, 2011, compared to 44.3% for the year ended December 31, 2010. Gross margin in 2011 was positively affected by higher shipment levels, a more favorable mix of higher margin microcontroller products and continued cost reduction activities.

Inventory decreased to $348.3 million at December 31, 2012 from $377.4 million at December 31, 2011 primarily related to the sale of our serial flash product line. Inventory write-downs, if undertaken, may affect our results of operations, including gross margin, depending on the nature of those adjustments. If the demand for certain semiconductor products declines or does not materialize as we expect, we could be required to record additional write-downs, which would adversely affect our gross margin.

For the year ended December 31, 2012, we manufactured approximately 56% of our products in our own wafer fabrication facility compared to 50% for the year ended December 31, 2011.

Our cost of revenue includes the costs of wafer fabrication, assembly and test operations, inventory write-downs, royalty expense, freight costs and stock compensation expense. Our gross margin as a percentage of net revenue fluctuates depending on product mix, manufacturing yields, utilization of manufacturing capacity, reserves for excess and obsolete inventory, and average selling prices, among other factors.

Research and Development

Research and development ("R&D") expenses decreased 2%, or $4.1 million, to $251.5 million for the year ended December 31, 2012 from $255.7 million for the year ended December 31, 2011. R&D expenses for the year ended December 31, 2012, were favorably affected by approximately $9.6 million of foreign exchange rate fluctuations, compared to rates in effect for the year ended December 31, 2011. As a percentage of net revenue, R&D expenses totaled 18% for the year ended December 31, 2012, compared to 14% for the year ended December 31, 2011.

R&D expenses increased 8%, or $17.8 million, to $255.7 million for the year ended December 31, 2011 from $237.8 million for the year ended December 31, 2010. R&D expenses increased for the year ended December 31, 2011, primarily due to increased employee related expenses of $13.2 million resulting from increases in product development staffing, increased stock-based compensation expense of $3.6 million and decreased grant income of $3.3 million, offset by decreased mask costs and spending on product development of $5.1 million. R&D expenses, including the items described above, for the year ended December 31, 2011, were favorably affected by approximately $6.3 million of foreign exchange rate fluctuations, compared to rates in effect for the year ended December 31, 2010. As a percentage of net revenue, R&D expenses totaled 14% for each of the years ended December 31, 2011 and 2010.

We receive R&D grants from various European research organizations, the benefit of which is recognized as an offset to related research and development costs. We recognized benefits of $4.2 million, $3.2 million and $7.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses decreased 2%, or $5.2 million, to $275.3 million for the year ended December 31, 2012 from $280.4 million for the year ended December 31, 2011. SG&A expenses were favorably affected by approximately $4.5 million of foreign exchange rate fluctuations, compared to rates in effect for the year ended December 31, 2011. As a percentage of net revenue, SG&A expenses totaled 19% of net revenue for the year ended December 31, 2012, compared to 16% for the year ended December 31, 2011.

Selling, general and administrative ("SG&A") expenses increased 6%, or $16.1 million, to $280.4 million for the year ended December 31, 2011 from $264.3 million for the year ended December 31, 2010. SG&A expenses increased in 2011, primarily due to increased employee-related costs of $19.6 million resulting from increased employee benefits and increased stock-based compensation expense of $4.3 million, offset by a decrease in outside services of $4.8 million and reduced tax and audit fees of $1.3 million. SG&A expenses, including the items described above, were favorably affected by approximately $3.1 million of foreign exchange rate fluctuations, compared to rates in effect for the year ended December 31, 2010. As a percentage of net revenue, SG&A expenses totaled 16% of net revenue for each of the years ended December 31, 2011 and 2010.

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

The recognition as expense of the fair value of performance-related stock-based awards is determined based upon management’s estimate of the probability and timing for achieving the associated performance criteria, utilizing the fair value of the common stock on the grant date. Stock-based compensation for performance-related awards is recognized over the estimated performance period, which may vary from period to period based upon management’s estimates of achievement and the timing to achieve the related performance goals. These awards vest once the performance criteria are met.

The following table summarizes stock-based compensation included in operating results for the year ended December 31, 2012 and 2011:

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)
Cost of revenue	$8,052	$7,840	$8,159
Research and development	22,825	22,916	19,324
Selling, general and administrative	41,565	37,369	33,027
Total stock-based compensation expense, before income taxes	72,442	68,125	60,510
Tax benefit	(12,060)	(10,453)	(7,548)
Total stock-based compensation expense, net of income taxes	$60,382	$57,672	$52,962

The table above excludes stock-based compensation credit of $3.1 million for the year ended December 31, 2010 for former Quantum executives related to our acquisition of Quantum, which are classified within acquisition-related charges in our consolidated statements of operations.

In May 2011, we adopted the 2011 Long-Term Performance Based Incentive Plan (the “2011 Plan”), which provides for the grant of restricted stock units to eligible employees. Vesting of restricted stock units granted under the 2011 Plan is subject to the satisfaction of performance metrics tied to revenue growth and operating margin over the designated performance periods, and no shares under the 2011 Plan vest, except under limited circumstances that include, for example, a participant's death, until sometime after the end of the final performance period which concludes on December 31, 2013. The performance periods for the 2011 Plan run from January 1, 2011 through December 31, 2013 and consist of three one-year performance periods (calendar years 2011, 2012 and 2013) and a three year cumulative performance period. We issued 0.3 million and 3.5 million performance-based restricted stock units in the years ended December 31, 2012 and 2011, respectively. We recorded total stock-based compensation expense related to performance-based restricted stock units of $12.7 million and $7.5 million under the 2011 Plan in the years ended December 31, 2012 and 2011, respectively.

In the quarter ended June 30, 2011, 8.5 million performance based restricted stock units issued under our 2008 Incentive Plan (the "2008 Plan") vested upon board of director approval on May 23, 2011 as a result of us achieving all of the performance criteria as of March 31, 2011. A total of 5.1 million shares were issued to participants, net of withholding taxes of 3.3 million shares, which represented all remaining shares available under the 2008 Plan. These vested performance based restricted stock units had a weighted average grant date fair value of $4.22 per share on the vesting date. We recorded total stock based compensation expense related to performance based restricted stock units of $6.5 million and $24.8 million under the 2008 Plan in the years ended December 31, 2011 and 2010, respectively.

The 2011 Plan performance metrics include revenue growth rankings for us relative to a semiconductor peer group or a microcontroller peer group, as determined by the Compensation Committee. In addition, in order for a participant to receive credit for a performance period, we must achieve a minimum operating margin during such performance period, measured on a pro forma basis as defined in the 2011 Plan, subject to adjustment by the Compensation Committee. We evaluate, on a quarterly basis, the likelihood of meeting our performance metrics in determining stock-based compensation expense for performance share plans.To the extent that aspects of a performance-based compensation plan such as ours are adjusted in the discretion of a compensation committee, the exercise of that discretion, notwithstanding that it is expressly permitted by the terms of a plan, may result in plan compensation awarded to named executive officers not being deductible.  Our Compensation Committee has retained the discretion to implement our 2011 Plan, notwithstanding any potential loss of deductibility, in the manner that it believes most effectively achieves the objectives of our compensation philosophies.

Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding.

Acquisition-Related Charges

We recorded total acquisition-related charges of $7.4 million, $5.4 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, related to amortization of our acquisitions of Ozmo, Inc. ("Ozmo") in December 2012, Advanced Digital Design ("ADD") in 2011 and Quantum Research Group Ltd. ("QRG") in 2008.

Included in those acquisition-related charges is amortization of $5.6 million, $4.6 million and $4.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog. We estimate that charges related to amortization of intangible assets will be approximately $5.2 million for 2013.

We also recorded other compensation related charges (credit) for these acquisitions of $1.8 million, $0.8 million and $(2.9) million for the years ended December 31, 2012, 2011 and 2010, respectively, related to our acquisitions noted above. In the quarter ended March 31, 2010, we recorded a credit of $4.5 million related to the reversal of the expenses previously recorded for shares that were expected to be issued in March 2011 to a former executive of Quantum, contingent on continuous employment with us. We recorded the credit after these shares were forfeited as a result of a change in employment status.

(Gain) Loss on Sale of Assets

	Years Ended
	December 31, 2011	December 31, 2010
	(in thousands)
San Jose Corporate Headquarters	$(33,428)	$—
Secure Microcontroller Solutions	—	5,715
Rousset, France	—	94,052
DREAM, France	(1,882)	—
Total (gain) loss on sale of assets	(35,310)	99,767

Serial Flash Product Line

On September 28, 2012, we sold our serial flash product line. Under the terms of the sale agreement, we transferred certain assets to the buyer, who assumed liabilities. As part of the sale transaction, we also granted the buyer an exclusive option to purchase our remaining $7.0 million of serial flash inventory. As of December 31, 2012 the buyer had purchased $1.9 million of that remaining inventory. We have, therefore, classified the remaining $5.1 million of serial flash inventory as assets held-for-sale, which are presented as part of other current assets on our consolidated balance sheets at December 31, 2012. We have recorded a deferred gain of $4.4 million, which is presented as part of accrued liabilities on our consolidated balance sheets as of December 31, 2012.

Sale of Former San Jose Corporate Headquarters

In 2011, we completed the sale of our former San Jose corporate headquarters and adjacent parcels of land to Ellis Partners LLC for an aggregate purchase price of $48.5 million. A gain of $33.4 million was recorded in the year ended December 31, 2011, which is summarized below:

(in thousands)
Sales price	$(48,500)
Net book value of assets transferred	12,262
Transaction related costs	2,810
Gain on sale of assets	$(33,428)

DREAM

In 2011, we sold our DREAM business, including our French subsidiary, Digital Research in Electronics, Acoustics and Music SAS (DREAM), which sold custom designed ASIC chips for karaoke and other entertainment machines, for $2.3 million. We recorded a gain of $1.9 million, which is reflected in gain on sale of assets in the consolidated statements of operations.

Secure Microcontroller Solutions

On September 30, 2010, we completed the sale of our SMS business to INSIDE Secure ("INSIDE"). Under the terms of the sale agreement, we received cash consideration of $37.0 million, subject to a working capital adjustment. Cash proceeds of $5.0 million were deposited in escrow by INSIDE to secure the payment of potential post-sale losses and was subsequently released to us during the first half of 2012. We also entered into other ancillary agreements as part of the sale. We recorded a loss on sale of $5.7 million, which is summarized in the following table:

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

In connection with the SMS sale, we participated in INSIDE's preferred stock offering and invested $3.9 million in INSIDE. This represented an approximate 3% ownership interest in INSIDE at the time of the investment. This equity investment does not provide us with any decision making rights that are significant to the economic performance of INSIDE and we are shielded from economic losses and do not participate fully in INSIDE's residual economics. Subsequently, INSIDE went public in the first half of 2012 and we have classified this equity investment as short term on the balance sheet as of December 31, 2012. See Note 4 of Notes to Consolidated Financial Statements.

Rousset, France

On June 23, 2010, we closed the sale of our manufacturing operations in Rousset, France to LFoundry. Under the terms of the agreement, we transferred manufacturing assets and related liabilities valued at $61.6 million to LFoundry. In connection with the sale, our subsidiaries entered into ancillary agreements, including a Manufacturing Service Agreement ("MSA") under which a subsidiary agreed to purchase wafers from LFoundry's subsidiary, LFoundry Rousset, for four years following the closing on a "take-or-pay" basis. Upon closing of this transaction, we recorded a loss on sale of $94.1 million in 2010, which is summarized in the following table:

(in thousands)
Net assets transferred	$61,646
Fair value of Manufacturing Services Agreement	92,417
Currency translation adjustment	(97,367)
Severance cost liability	27,840
Transition services	4,746
Selling costs	3,173
Other related costs	1,597
Loss on sale of assets	$94,052

"Take-or-pay" obligations under the MSA are limited to specified monthly periods based on rolling forecasts . We purchased all required wafers in each of 2012, 2011 and 2010.

As future wafer purchases under the MSA were negotiated at pricing above their fair value, we recorded a liability in conjunction with the sale, representing the present value of the unfavorable purchase commitment. To determine the liability, current market prices for wafers from unaffiliated, well-known third party foundries were obtained, taking into consideration minimum volume requirements as specified in the contract, process technology, industry pricing trends and other factors. The difference between the contract prices and market prices over the term of the agreement totaled $103.7 million. The present value of this liability totaled $92.4 million (using a discount rate of 7%) and is included in the loss on sale of assets in the consolidated statement of operations. The present value of the liability is reduced over the term of the MSA as the wafers are purchased and the present value discount of $11.2 million is being recognized as interest expense over the same term. The MSA liability was reduced by $34.5 million, $31.9 million and $14.9 million for wafers purchased in the years ended December 31, 2012, 2011 and 2010, respectively.  The amount for the year ended December 31, 2012 included $3.3 million related to the impact of modification of the agreement in the second quarter 2012. We recorded $2.3 million, $4.5 million and $2.9 million in interest expense relating to the MSA in the years ended December 31, 2012, 2011 and 2010, respectively.

The sale of our Rousset manufacturing operations resulted in the substantial liquidation of our investment in our European manufacturing facilities, and accordingly, we recorded a gain of $97.4 million related to the foreign currency translation adjustment balance that was previously recorded within stockholders' equity, as we concluded, based on the relevant accounting guidance, that we should similarly release all remaining related currency translation adjustments.

As part of the sale, we agreed to reimburse LFoundry for specified severance costs expected to be incurred subsequent to the sale. We entered into an escrow agreement in which we agreed to remit funds to LFoundry for the required benefits and payments to those employees who are determined to be part of an approved departure plan. We recorded a liability of $27.8 million as a component of the loss on sale. This amount was paid to the escrow account in the first quarter of 2011.

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

Asset Impairment Charges

We assess the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that we may not be able to recover the asset's carrying amount. We measure the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. We classify long-lived assets to be disposed of other than by sale as held and used until they are disposed, including assets not available for immediate sale in their present condition. We report assets and liabilities to be disposed of by sale as held for sale and recognize those assets and liabilities on the consolidated balance sheets at the lower of carrying amount or fair value, less cost to sell. Assets classified as held for sale are not depreciated.

For the year ended December 31, 2010 we determined that certain assets should instead remain with us. As a result, we reclassified property and equipment to held and used in the quarter ended June 30, 2010. In connection with this reclassification, we assessed the fair value of these assets to be retained and concluded that the fair value of the assets was lower than their carrying value less depreciation expense that would have been recognized had the assets been continuously classified as held and used. As a result, we recorded additional asset impairment charges of $11.9 million in the second quarter of 2010 (see Note 15 for further discussion).

Restructuring Charges

The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the year ended December 31, 2012, 2011 and 2010:

December 31, 2012

	Q3'08	Q2'10	Q2'12	Q4'12	Total 2012 activity
	(in thousands)
January 1, 2012	$301	$1,846	$—	$—	$2,147
Charges - Employee termination costs, net of change in estimate	—	924	11,724	10,843	23,491
Charges - Other	—	—	—	495	495
Payments - Employee termination costs	(301)	(1,902)	(4,486)	(2,973)	(9,662)
Foreign exchange (gain) loss	—	(429)	180	—	(249)
December 31, 2012	$—	$439	$7,418	$8,365	$16,222

December 31, 2011

	Q3'02	Q2'08	Q3'08	Q1'09	Q2'10	Total 2011 activity
	(in thousands)
January 1, 2011	$1,592	$3	$460	$136	$1,286	$3,477
Charges (credits) - Employee termination costs, net of change in estimate	—	(3)	—	—	21,659	21,656
Credit - Other	(1,592)	—	—	—	—	(1,592)
Payments - Employee termination costs	—	—	—	—	(21,461)	(21,461)
Payments - Other	—	—	—	(136)	—	(136)
Currency Translation Adjustment	—	—	15	—	1,165	1,180
Foreign exchange gain	—	—	(174)	—	(803)	(977)
December 31, 2011	$—	$—	$301	$—	$1,846	$2,147

December 31, 2010

	Q3'02	Q2'08	Q3'08	Q1'09	Q2'10	Total 2010 activity
	(In thousands)
January 1, 2010	$1,592	$4	$557	$318	$—	$2,471
Charges - Employee termination costs, net of change in estimate	—	—	—	986	4,267	5,253
Payments - Employee termination costs	—	—	(44)	(954)	(2,965)	(3,963)
Payments - Other	—	—	—	(182)	—	(182)
Currency Translation Adjustment	—	(1)	(53)	(32)	(16)	(102)
December 31, 2010	$1,592	$3	$460	$136	$1,286	$3,477

2012 Restructuring Charges

During the year ended December 31, 2012, we recorded restructuring charges of $23.5 million related to workforce reductions. We also recorded restructuring charges of $0.5 million for leases that were no longer required after we reduced our workforce. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities. We paid $9.7 million related to employee termination costs for the year ended December 31, 2012. We expect to pay the remaining amount accrued over the course of the next twelve months.

2011 Restructuring Charges

For the year ended December 31, 2011, we implemented cost reduction actions, primarily targeting a reduction of labor costs. We incurred restructuring charges of $21.7 million for the year ended December 31, 2011 related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities. We also recorded a restructuring credit of $1.6 million for the year ended December 31, 2011 related to resolution of a litigation matter. We paid $21.5 million related to employee termination costs for the year ended December 31, 2011.

2010 Restructuring Charges

For the year ended December 31, 2010, we incurred restructuring charges of $5.3 million related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities. We paid $4.0 million related to employee termination costs for the year ended December 31, 2010. We expect to pay the remaining amount accrued over the course of the next twelve months.

Loss From European Foundry Arrangements

In December 2009, a subsidiary entered into a take-or-pay agreement to purchase wafers from a European foundry that had acquired one of our former European manufacturing operations. In connection with the anticipated expiration of this agreement, we notified customers, in the fourth quarter of 2012, of our end-of-life process and requested that customers provide to us last-time-buy orders. To the extent that we believe we have excess wafers that remain after satisfying anticipated customer demand, we estimated a probable loss for those excess wafers, which was approximately $10.6 million. We, therefore, recorded a charge in that amount to our cost of sales in the consolidated statements of operations for the year ended December 31, 2012.

In June 2010, in connection with the sale of one of our former European manufacturing operations, one of our subsidiaries leased facilities to the acquirer of those operations and have charged that acquirer for rent and other occupancy costs. In the fourth quarter of 2012, we recorded a loss of $6.5 million on receivables from that tenant based on financial and other circumstances affecting the collectibility of those receivables, which is reflected under the caption “impairment of receivables from foundry supplier” in our consolidated statements of operations for the year ended December 31, 2012.

Credit from Reserved Grant Income

In March 2012, the Greek government executed a ministerial decision related to an outstanding state grant previously made to a Greek subsidiary. Consequently, we recognized a benefit of $10.7 million in our results for the three months ended March 31, 2012 resulting from the reversal of a reserve previously established for that grant.

Interest and Other (Expense) Income, Net

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)
Interest and other (expense) income	$(1,358)	$177	$3,154
Interest expense	(4,130)	(7,028)	(7,535)
Foreign exchange transaction gains	363	6,033	13,199
Total	$(5,125)	$(818)	$8,818

Interest and other expense, net, for the year ended December 31, 2012 resulted in an expense of $5.1 million when compared to the same period in 2011, primarily related to a write off from a private company investment of $1.2 million and an other than temporary impairment charge of $1.2 million related to an equity investments. The decrease in foreign exchange transaction gains for the year ended December 31, 2011 was primarily due to changes to our foreign exchange exposures from intercompany balances between our subsidiaries compared to the year ended December 31, 2010. We continue to have balance sheet exposures in foreign currencies subject to exchange rate fluctuations and may incur further gains or losses in the future as a result of such foreign exchange exposures.

Provision for Income Taxes
We recorded a provision for (benefit from) income taxes of $11.8 million, $66.2 million and $(306.7) million in the years ended December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2012 and 2011, the significant components of the tax provision were from operations in jurisdictions with operating profits. Our effective tax rate for the years ended December 31, 2012 and 2011 was lower than the statutory federal income tax rate of 35%, primarily due to income recognized in lower tax rate jurisdictions and the recognition of foreign R&D credits.
For the year ended December 31, 2010, the significant components of the tax benefit were the favorable settlement of the IRS tax audit, the release of valuation allowances attributable to deferred tax assets, and the recognition of certain U.S. foreign tax credits and foreign R&D credits.
Similar to our position during the fourth quarter of 2011, we concluded that it was more likely than not that we would be able to realize the benefit of a significant portion of our deferred tax assets in the future, except certain assets related to state net operating losses and state tax credits, including R&D credit carry forwards. As a result, we continue to provide a full valuation allowance on the deferred tax assets relating to those items for year ended December 31, 2012.

The tax attribute carryforwards as of December 31, 2012 consist of the following:

Tax Attribute	December 31, 2012	Nature of Expiration
	(In thousands)
Foreign net operating loss carry forwards	164,491	beginning of 2013
State net operating loss carry forwards	502,349	2013-2032
Federal R&D credits, net of those related to stock option deductions	5,126	beginning of 2020
Federal R&D credits related to stock option deductions	29,314	beginning of 2020
State R&D credits	14,817	indefinite
Foreign tax credits	43,973	beginning of 2020
State investment tax credits	8,255	beginning of 2013
Foreign R&D credits	32,203	refundable
We believe we may not be able to utilize portions of net operating loss carry forwards in non-U.S. jurisdictions before they expire, starting in 2013.
Included in the unrealized tax benefits ("UTBs") at December 31, 2012, 2011 and 2010, are $27.2 million, $25.2 million and $24.7 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2012, 2011 and 2010, are $45.5 million, $42.8 million and $38.9 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets.
Currently, we have tax audits in progress in various other foreign jurisdictions. To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations. We believe that before December 31, 2013, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both.  As such, after we reach settlement with the tax authorities, we expect to record a corresponding adjustment to our unrecognized tax benefits.  Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $10.0 million in the next 12 months.  The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. We regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business.
Liquidity and Capital Resources

At December 31, 2012, we had $296.1 million of cash, cash equivalents and short-term investments, compared to $332.5 million at December 31, 2011. Our current asset to liability ratio, calculated as total current assets divided by total current liabilities, was 2.84 at December 31, 2012 compared to 3.14 at December 31, 2011. Working capital, calculated as total current assets less total current liabilities, decreased to $621.1 million at December 31, 2012, compared to $708.6 million at December 31, 2011. Cash provided by operating activities was $200.7 million and $221.1 million for the year ended December 31, 2012 and 2011, respectively, and capital expenditures totaled $38.3 million and $84.6 million for the year ended December 31, 2012 and 2011, respectively, with the decrease resulting primarily from a reduction in the purchase of testing equipment in 2012.

As of December 31, 2012, of the $296.1 million aggregate cash and cash equivalents and short-term investments held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $219.3 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

Operating Activities

Net cash provided by operating activities was $200.7 million for the year ended December 31, 2012, compared to $221.1 million for the year ended December 31, 2011. Net cash provided by operating activities for the year ended December 31, 2012 was determined primarily by adjusting net income of $30.4 million for certain non-cash charges for depreciation and amortization of $76.9 million and stock-based compensation charges of $72.4 million.

Net cash provided by operating activities was $221.1 million for the year ended December 31, 2011, compared to $299.5 million for the year ended December 31, 2010. Net cash provided by operating activities for the year ended December 31, 2011 was determined primarily by adjusting net income of $315.0 million for certain non-cash charges for depreciation and amortization of $77.0 million, stock-based compensation charges of $68.1 million, and $36.3 million related to the non-cash portion of the gain on sale related to the sale of our former corporate headquarters. In addition, operating cash flows were reduced by inventory build during the year of $100.7 million as a result of higher build rates to support increased revenue, due to our transition to foundry suppliers with minimum delivery requirements and a decline in shipments in the second half of 2011.

Accounts receivable decreased by 11% or $24.4 million to $188.5 million at December 31, 2012, from $212.9 million at December 31, 2011. The average number of days of accounts receivable outstanding decreased to 50 days for year ended December 31, 2012 from 51 days for the year ended December 31, 2011.

Inventories decreased to $348.3 million at December 31, 2012 from $377.4 million at December 31, 2011. Inventories consist of raw wafers, purchased foundry wafers, work-in-process and finished units. Our number of days of inventory decreased to 148 days for the three months ended December 31, 2012 from 173 days for the three months ended December 31, 2011. As a result of the sale of our serial flash product lines in September 2012, inventories were reduced by $25.6 million, of which $18.6 million was transferred to the buyer at the time of sale. We also granted the buyer an exclusive option to purchase our remaining $7.0 million of serial flash inventory. As of December 31, 2012, $5.1 million of that inventory had not yet been purchased. We expect the remaining $5.1 million to be purchased in 2013.

Investing Activities

Net cash used in investing activities was $51.9 million for the year ended December 31, 2012, compared to net cash used in investing activities of $43.2 million for the year ended December 31, 2011. For the year ended December 31, 2012, we paid $38.3 million for acquisitions of fixed assets as compared to $84.6 million in the year ended December 31, 2011 resulting principally from reduced purchases of testing equipment. For the year ended December 31, 2012, we paid $43.5 million for acquisitions of businesses, net of cash acquired, as compared to $20.3 million for the year ended December 31, 2011. We also received $26.9 million in cash from the sale of our serial flash product lines during the year ended December 31, 2012.

Net cash used in investing activities was $43.2 million for the year ended December 31, 2011, compared to $75.7 million for the year ended December 31, 2010. For the year ended December 31, 2011, we paid $84.6 million for acquisitions of fixed assets, $4.0 million for intangible assets and $19.4 million, net of cash acquired, for an acquisition we completed, offset in part by net proceeds of $47.3 million from the sale of our former corporate headquarters.

We anticipate expenditures for capital purchases in 2013 to be relatively consistent with 2012, and to be used principally to maintain existing manufacturing operations and to expand manufacturing capacity for our XSense product.

Financing Activities

Net cash used in financing activities was $182.6 million and $346.2 million for the year ended December 31, 2012 and 2011, respectively. The cash used was primarily related to stock repurchases of $179.6 million in the year ended December 31, 2012, compared to stock repurchases of $304.2 million in the year ended December 31, 2011 and tax payments related to shares withheld for vested restricted stock units of $19.8 million for the year ended December 31, 2012, compared to $73.3 million for the year ended December 31, 2011. During the year ended December 31, 2012, we repurchased 22.7 million shares of our common stock in the open market and subsequently retired those shares under our existing stock repurchase program. As of December 31, 2012, $127.2 million remained available for repurchases under this program. Proceeds from the issuance of common stock related to exercises of stock options and our employee stock purchase plan totaled $15.5 million and $28.7 million for the years ended December 31, 2012 and 2011, respectively.

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

During the next twelve months, we expect our operations to continue to generate positive cash flow. However, a portion of cash balances may be used to make capital expenditures, repurchase common stock, or make acquisitions. During 2013 and in future years, our ability to make necessary capital investments or strategic acquisitions will depend on our ability to continue to generate sufficient cash flow from operations and to obtain adequate financing if necessary. We believe we have sufficient working capital to fund our future operations with $296.1 million in cash, cash equivalents and short-term investments as of December 31, 2012 together with expected future cash flows from operations.

Off-Balance Sheet Arrangements (Including Guarantees)

See the paragraph under the heading “Guarantees” in Note 11 of Notes to Consolidated Financial Statements for a discussion of off-balance sheet arrangements.

Contractual Obligations
The following table describes our commitments to settle contractual obligations in cash as of December 31, 2012. See Note 11 of Notes to Consolidated Financial Statements for further discussion.

	Payments Due by Period
Contractual Obligations:	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Long-term debt	$—	$9,195	$—	$—	$9,195
Capital purchase commitments	13,759	—	—	—	13,759
Long-term supply agreement obligation(a)	70,971	—	—	—	70,971
Estimated pension plan benefit payments (b)	544	1,131	2,146	9,465	13,286
Grants to be repaid	5,054	—	—	—	5,054
Operating leases(c)	8,992	16,600	14,135	28,770	68,497
Other long-term obligations(d)	18,726	7,826	1,789	6,584	34,925
Total other commitments	118,046	34,752	18,070	44,819	215,687
Add: interest	169	—	—	—	169
Total	$118,215	$34,752	$18,070	$44,819	$215,856

(a)
Long-term supply agreement obligation of $71.0 million is comprised of $43.9 million related to a manufacturing services agreement entered into with LFoundry Rousset, the buyer of our manufacturing operations in Rousset, France in June 2010 (the original commitment upon closing was $448 million). The remaining balance of $27.1 million relates to a supply agreement entered into with Telefunken Semiconductors International LLC (the original commitment upon closing in 2008 was 82 million Euros).

(b)
The "More than 5 years" amount represents the estimated payments to be made in years 5 through 10. Estimated payments beyond 10 years are not practical to estimate. See Note 13 to the Notes to Consolidated Financial Statements for further discussion.

(c)	Operating leases include the San Jose headquarters of $51.5 million and other worldwide operating leases of $17.0 million.

(d)
Other long-term obligations consist of advances from customers of $14.7 million, of which $10.0 million is paid out annually, until paid in full (see Note 2 of Notes to Consolidated Financial Statements for further discussion). The remaining balance of $20.2 million relates to $9.8 million of obligations relating to software rights, $3.8 million of technology license payments and $6.6 million of various other long-term obligations.

The contractual obligation table above excludes certain estimated tax liabilities of $29.0 million as of December 31, 2012 because we cannot make a reliable estimate of the timing of tax audits, related outcomes and related future tax payments. However, these estimated tax liabilities for uncertain tax positions are included in our consolidated balance sheet. See Notes 2 and 12 of Notes to Consolidated Financial Statements for further discussion.
Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-05,Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income.The amendments from this update will result in more converged guidance on how comprehensive income is presented under U.S. GAAP and International Financial Reporting Standards ("IFRS"). With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Previously, U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options was to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This update eliminated that option. The amended guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. On October 21, 2011 the FASB decided to propose a deferral of the requirement to present reclassifications of other comprehensive income on the face of the income statement and on February 5, 2013, the FASB finalized this requirement for public entities beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04,Fair Value Measurement (ASC Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements under U.S. GAAP and IFRS. Consequently, the amendments describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements as well as improving consistency in application across jurisdictions to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of Level 3 assets and for measuring the fair value of an instrument classified in a reporting entity's shareholders' equity. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Revenue Recognition

We sell our products to original equipment manufacturers ("OEMs") and distributors and recognize revenue when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable, and collection is reasonably assured. Allowances for sales returns and other credits are recorded at the time of sale.

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

For sales to certain distributors (primarily based in the U.S. and Europe) with agreements allowing for price protection and product returns, historically we have not had the ability to estimate future claims at the point of shipment, and given that price is not fixed or determinable at that time, revenue is not recognized until the distributor sells the product to its end customer.

For sales to independent distributors in Asia, excluding Japan, we invoice these distributors at full list price upon shipment and issue a rebate, or "credit," once product has been sold to the end customer and the distributor has met certain reporting requirements. After reviewing the more limited pricing, rebate and quotation-related terms, we concluded that we could reliably estimate future credits or rebates, therefore, we recognize revenue at the point of shipment for our Asian distributors, assuming all of the other revenue recognition criteria are met, utilizing amounts invoiced, less estimated future credits or rebates.

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

We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers' inability to make required payments. We make our estimate of the uncollectibility of our accounts receivable by analyzing specific customer creditworthiness, historical bad debts and current economic trends. At December 31, 2012 and 2011, the allowance for doubtful accounts was approximately $11.0 million and $11.8 million, respectively.

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

Valuation of Inventory

Our inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Cost includes labor, including stock-based compensation costs, materials, depreciation and other overhead costs, as well as factors for estimated production yields and scrap. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes for future periods. We primarily utilize selling prices in our period ending backlog for measuring any potential declines in market value below cost. Any adjustment for market value provision is charged to cost of revenue at the point of market value decline.

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

We adjust the cost basis for inventories on hand in excess of forecasted demand. In addition, we write off inventories that are considered obsolete. Obsolescence is determined based on several factors, including competitiveness of product offerings, market conditions and product life cycles. Increases to the provision for excess and obsolete inventory are charged to cost of revenue. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-cost inventory is subsequently sold, it will result in lower costs and higher gross margin for those products.

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

Our business requires investment in manufacturing facilities that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand for semiconductors produced in those facilities.

We estimate the useful life of our manufacturing equipment, which is the largest component of our fixed assets, to be five years. We base our estimate on our experience with acquiring, using and disposing of equipment over time. Depreciation expense is a major element of our manufacturing cost structure. We begin depreciation on new equipment when it is ready for its intended use. The aggregate amount of fixed assets under construction for which depreciation was not being recorded was approximately $2.7 million and $0.6 million as of December 31, 2012 and 2011, respectively.

Valuation of Goodwill and Intangible Assets

We review goodwill and intangible assets with indefinite lives for impairment annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In 2011, we early adopted ASU 2011-08 "Intangibles-Goodwill and Other" and performed an assessment of qualitative factors to determine whether it was more likely than not that the fair value of our reporting units is less that their carrying value. Based on the carrying amount of our reporting units and our assessment of certain qualitative factors including current macroeconomic, industry and market conditions, we concluded that it is not more likely than not that the fair value of our reporting units is less than their carrying amount. Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that we may not be able to recover the asset's carrying amount. Determining the fair value of a reporting unit is subjective in nature and involves the use of significant estimates and assumptions. We determine the fair value of our reporting unit based on an income approach, whereby we calculate the fair value of the reporting unit based on the present value of estimated future cash flows, which are formed by evaluating operating plans. Estimates of the future cash flows associated with the businesses are critical to these assessments. The assumptions used in the fair value calculation change from year to year and include revenue growth rates, operating margins, risk adjusted discount rates and future economic and market conditions. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates.

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

Litigation

We accrue for losses related to litigation, including intellectual property, commercial and other litigation, if a loss is probable and the loss can be reasonably estimated. We regularly evaluate current information available to determine whether accruals for litigation should be made. If we were to determine that such a liability was probable and could be reasonably estimated, the adjustment would be charged to income in the period such determination was made.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available-for-sale, and consequently record them on the consolidated balance sheets at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through December 31, 2012.

Foreign Currency Risk

When we take an order denominated in a foreign currency we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be affected by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, all costs will increase if the local currency strengthens against the dollar. This impact is determined assuming that all foreign currency denominated transactions that occurred for the year ended December 31, 2012 were recorded using the average foreign currency exchange rates in the year ended December 31, 2011. We do not use derivative instruments to hedge our foreign currency risk.

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies was 19%, 21% and 22% of our total net revenue for the years ended December 31, 2012, 2011 and 2010.

Costs denominated in foreign currencies were 19%, 19% and 33% of our total costs for the years ended December 31, 2012, 2011 and 2010, respectively.

Average exchange rates utilized to translate foreign currency revenue and expenses in Euros were approximately 1.29, 1.39 and 1.36 Euros to the dollar for the years ended December 31, 2012 2011 and 2010, respectively.

For the year ended December 31, 2012, changes in foreign exchange rates had an unfavorable overall effect on our operating results. Our net revenue for the year ended December 31, 2012 would have been approximately $23.1 million higher had the average exchange rate in the current year remained the same as the average rate in effect for the year ended December 31, 2011. Our income from operations would have been approximately $7.7 million higher had the average exchange rate in the year ended December 31, 2012 remained the same as the average exchange rate in the ended December 31, 2011.

For the year ended December 31, 2011, changes in foreign exchange rates had a favorable overall effect on our operating results. Our net revenue for the year ended December 31, 2011 would have been approximately $14.6 million lower had the average exchange rate in the current year remained the same as the average rate in effect for the year ended December 31, 2010. Our income from operations would have been approximately $4.2 million lower had the average exchange rate in the year ended December 31, 2011 remained the same as the average exchange rate in the ended December 31, 2010.

We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 18% and 23% of our accounts receivable were denominated in foreign currency as of December 31, 2012 and 2011, respectively.

Similarly, we face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 8% and 10% of our accounts payable were denominated in foreign currencies at both December 31, 2012 and 2011. All of our debt obligations were denominated in foreign currencies at both December 31, 2012 and 2011. We have not historically sought to hedge our foreign currency exposure, although we may determine to do so in the future.

There remains ongoing uncertainty regarding the future of the Euro as a common currency and the Eurozone. While we continue to monitor the situation, the elimination of the Euro as a common currency, the withdrawal of member states from the Eurozone or other events affecting the liquidity, volatility or use of the Euro could have a significant effect on our revenue and operations.

Liquidity and Valuation Risk

        Approximately $1.1 million and $2.3 million of our investment portfolio is invested in auction-rate securities at December 31, 2012 and December 31, 2011, respectively.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Atmel Corporation
Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010	49
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010	50
Consolidated Balance Sheets as of December 31, 2012 and 2011	51
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	52
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2012 2011 and 2010	53
Notes to Consolidated Financial Statements	54
Report of Independent Registered Public Accounting Firm - KPMG LLP	91
Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP	92
Financial Statement Schedules
The following Financial Statement Schedules for the years ended December 31, 2012, 2011, and 2010 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto:
Schedule II Valuation and Qualifying Accounts	93
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto

Supplementary Financial Data
Unaudited Selected Quarterly Financial Data for the Years Ended December 31, 2012 and 2011	94

Atmel Corporation
Consolidated Statements of Operations

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands, except per share data)
Net revenue	1,432,110	1,803,053	1,644,060
Operating expenses
Cost of revenue	830,791	894,820	915,876
Research and development	251,519	255,653	237,812
Selling, general and administrative	275,257	280,410	264,296
Acquisition-related charges	7,388	5,408	1,600
Restructuring charges	23,986	20,064	5,253
Impairment of receivables from foundry supplier	6,495	—	—
Asset impairment charges	—	—	11,922
Credit from reserved grant income	(10,689)	—	—
(Gain) loss on sale of assets	—	(35,310)	99,767
Total operating expenses	1,384,747	1,421,045	1,536,526
Income from operations	47,363	382,008	107,534
Interest and other (expense) income, net	(5,125)	(818)	8,818
Income before income taxes	42,238	381,190	116,352
(Provision for) benefit from income taxes	(11,793)	(66,200)	306,723
Net income	30,445	314,990	423,075
Basic net income per share:
Net income per share	$0.07	$0.69	$0.92
Weighted-average shares used in basic net income per share calculations	433,017	455,629	458,482
Diluted net income per share:
Net income per share	$0.07	$0.68	$0.90
Weighted-average shares used in diluted net income per share calculations	437,582	462,673	469,580

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
Consolidated Statements of Comprehensive Income

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)
Net income	$30,445	$314,990	$423,075
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments ("CTA")	3,902	(6,863)	(21,472)
Inclusion of foreign CTA adjustments in net income	—	—	(99,779)
Actuarial losses related to defined benefit pension plans	(6,778)	(197)	(788)
Unrealized (losses) gains on investments	(160)	179	(2,102)
Other comprehensive loss	(3,036)	(6,881)	(124,141)
Total comprehensive income	$27,409	$308,109	$298,934

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$293,370	$329,431
Short-term investments	2,687	3,079
Accounts receivable, net of allowance for doubtful accounts of $11,005 and $11,833, respectively	188,488	212,929
Inventories	348,273	377,433
Prepaids and other current assets	125,019	116,929
Total current assets	957,837	1,039,801
Fixed assets, net	221,044	257,070
Goodwill	104,430	67,662
Intangible assets, net	27,257	20,594
Other assets	122,965	141,471
Total assets	$1,433,533	$1,526,598
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$103,980	$76,445
Accrued and other liabilities	203,510	207,118
Deferred income on shipments to distributors	29,226	47,620
Total current liabilities	336,716	331,183
Other long-term liabilities	100,179	112,971
Total liabilities	436,895	444,154
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	—	—
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 428,593 at December 31, 2012 and 442,389 at December 31, 2011	429	442
Additional paid-in capital	881,945	995,147
Accumulated other comprehensive income	6,412	9,448
Retained earnings	107,852	77,407
Total stockholders’ equity	996,638	1,082,444
Total liabilities and stockholders’ equity	$1,433,533	$1,526,598

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
Consolidated Statements of Cash Flows

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)
Cash flows from operating activities
Net income	$30,445	$314,990	$423,075
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	76,933	76,986	66,495
Non-cash losses (gains) on sale of fixed assets, net	264	(36,333)	(31,137)
Asset impairment charges	—	—	11,922
Deferred taxes	(23,459)	44,233	(164,590)
Loss from foundry arrangement	10,628	—	—
Impairment of receivable from foundry supplier	6,495	—	—
Other non-cash losses (gains), net	1,037	(6,240)	(13,225)
Recovery of doubtful accounts receivable	(18)	(14)	(76)
Accretion of interest on long-term debt	1,017	784	650
Stock-based compensation expense	72,442	68,125	57,445
Excess tax benefit on stock-based compensation	(1,264)	(2,650)	(3,088)
Non-cash acquisition-related and other charges	2,934	—	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	24,362	19,787	(37,510)
Inventories	10,250	(100,695)	(60,132)
Current and other assets	32,406	(15,932)	(31,423)
Trade accounts payable	38,644	(60,113)	16,031
Accrued and other liabilities	(66,255)	(47,055)	111,112
Income taxes payable	2,251	(15,639)	(68,112)
Deferred income on shipments to distributors	(18,394)	(19,088)	22,017
Net cash provided by operating activities	200,718	221,146	299,454
Cash flows from investing activities
Acquisitions of fixed assets	(38,289)	(84,564)	(99,808)
Proceeds from the sale of business	26,908	1,597	19,023
Proceeds from the sale of fixed assets	—	47,250	652
Acquisition of businesses, net of cash acquired	(43,499)	(20,256)	—
Acquisitions of intangible assets	(4,000)	(4,000)	(5,458)
Purchases of marketable securities	—	—	(20,567)
Sales or maturities of marketable securities	4,450	16,739	39,388
Investment in private companies	(2,500)	—	(3,936)
Decrease (increase) in long-term restricted cash	5,000	—	(5,000)
Net cash used in investing activities	(51,930)	(43,234)	(75,706)
Cash flows from financing activities
Principal payments on debt and capital leases	—	(85)	(11,106)
Repayment of bank lines of credit	—	—	(80,000)
Repurchases of common stock	(179,579)	(304,236)	(89,216)
Proceeds from issuance of common stock	15,537	28,746	29,911
Tax payments related to shares withheld for vested restricted stock units	(19,830)	(73,286)	(11,139)
Excess tax benefit on stock-based compensation	1,264	2,650	3,088
Net cash used in financing activities	(182,608)	(346,211)	(158,462)
Effect of exchange rate changes on cash and cash equivalents	(2,241)	(3,725)	(1,340)
Net (decrease) increase in cash and cash equivalents	(36,061)	(172,024)	63,946
Cash and cash equivalents at beginning of the period	329,431	501,455	437,509
Cash and cash equivalents at end of the period	$293,370	$329,431	$501,455

Supplemental cash flow disclosures:
Interest paid	242	1,857	2,864
Income taxes paid	16,064	31,986	14,993
Supplemental non-cash investing and financing activities disclosures
Decreases in accounts payable related to fixed assets purchases	(803)	(21,000)	(841)
Decreases in liabilities related to intangible assets purchases	(4,000)	(4,000)	(4,000)
Additional consideration payable related to acquisition	18,225	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	(in thousands)
Balances, December 31, 2009	454,586	$455	$1,284,140	$140,470	$(660,658)	$764,407
Comprehensive loss:
Net income	—	—	—	—	423,075	423,075
Actuarial loss related to defined benefit pension plans	—	—	—	(788)	—	(788)
Unrealized losses on investments, net of tax	—	—	—	(2,102)	—	(2,102)
Inclusion of foreign CTA adjustments in net income	—			(99,779)		(99,779)
Foreign currency translation adjustments	—	—	—	(21,472)	—	(21,472)
Total comprehensive income						298,934
Stock-based compensation expense	—	—	58,487	—	—	58,487
Tax benefit on stock-based compensation expense	—	—	1,664	—	—	1,664
Exercise of stock options	5,344	5	22,493	—	—	22,498
Issuance of commons stock under employee stock purchase plan	2,028	2	7,411	—	—	7,413
Vested restricted stock units	4,816	5	—	—	—	5
Shares withheld for employee taxes related to vested restricted stock units	(1,418)	(1)	(11,138)	—	—	(11,139)
Common stock issued to former employees of Quantum	3,152	3	—	—	—	3
Repurchase of common stock	(11,720)	(12)	(89,204)	—		(89,216)
Balances, December 31, 2010	456,788	$457	$1,273,853	$16,329	$(237,583)	$1,053,056
Comprehensive loss:
Net income	—	—	—	—	314,990	314,990
Actuarial loss related to defined benefit pension plans	—	—	—	(197)	—	(197)
Unrealized gains on investments, net of tax	—	—	—	179	—	179
Foreign currency translation adjustments	—	—	—	(6,863)	—	(6,863)
Total comprehensive income						308,109
Stock-based compensation expense	—	—	69,102	—	—	69,102
Tax benefit on stock-based compensation expense	—	—	939	—	—	939
Exercise of stock options	4,285	4	19,336	—		19,340
Issuance of commons stock under employee stock purchase plan	1,514	2	9,404	—	—	9,406
Vested restricted stock units	6,345	6	—		—	6
Vested performance restricted stock units	8,485	8	—	—	—	8
Shares withheld for employee taxes related to vested restricted stock units	(6,252)	(6)	(73,280)	—	—	(73,286)
Repurchase of common stock	(28,776)	(29)	(304,207)	—	—	(304,236)
Balances, December 31, 2011	442,389	$442	$995,147	$9,448	$77,407	$1,082,444
Comprehensive loss:
Net income	—	—	—	—	30,445	30,445
Actuarial loss related to defined benefit pension plans	—	—	—	(6,778)	—	(6,778)
Unrealized losses on investments, net of tax	—	—	—	(160)	—	(160)
Foreign currency translation adjustments	—	—	—	3,902	—	3,902
Total comprehensive income						27,409
Stock-based compensation expense	—	—	71,974	—	—	71,974
Equity related restructuring charges	—	—	413	—	—	413
Tax benefit on stock-based compensation expense	—	—	(1,738)	—	—	(1,738)
Exercise of stock options	1,239	2	4,578	—	—	4,580
Issuance of commons stock under employee stock purchase plan	1,770	2	10,955	—	—	10,957
Vested restricted stock units	7,975	8	—	—	—	8
Shares withheld for employee taxes related to vested restricted stock units	(2,100)	(2)	(19,828)	—	—	(19,830)
Repurchase of common stock	(22,680)	(23)	(179,556)	—	—	(179,579)
Balances, December 31, 2012	428,593	$429	$881,945	$6,412	$107,852	$996,638
The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Atmel is one of the world’s leading designers, developers and suppliers of microcontrollers, which are self-contained computers-on-a-chip. Microcontrollers are generally less expensive, consume less power and offer enhanced programming capabilities compared to traditional microprocessors. Atmel's microcontrollers and related products are used in many of the world’s leading smartphones, ultrabooks, tablet devices, e-readers, wireless peripherals and other consumer and industrial electronics in which they provide core functionality for such things as touch sensing, sensor and lighting management, security,and encryption features, wireless applications, industrial controls, building automation and battery management. Atmel offers an extensive portfolio of capacitive touch products that integrate its microcontrollers with fundamental touch‑focused intellectual property ("IP") we have developed, and Atmel continues to leverage its market and technology advantages to expand its product portfolio within the touch‑related eco-system. Toward that end, and as a natural extension of Atmel's touch controller business, Atmel announced its XSense products, a new type of touch sensor based on proprietary metal mesh technologies, in 2012. Atmel also designs and sells products that are complementary to its microcontroller business, including nonvolatile memory, radio frequency and mixed‑signal components and application specific integrated circuits. With Atmel's broad product portfolio, its semiconductors also enable applications, such as smart‑metering for utility monitoring and billing, residential and architectural LED-based lighting systems, touch panels used on household and industrial appliances that integrate Atmel's “non-mechanical” buttons, sliders and wheels, various aerospace, industrial and military products and systems, and electronic‑based automotive components, like keyless ignition and access, engine control, and lighting and entertainment systems for standard and hybrid vehicles. Over the past several years, Atmel transitioned its business to a “fab-lite” manufacturing model, lowering its fixed costs and capital investment requirements, and Atmel currently own and operate one remaining wafer fabrication facility. Atmel has continued to focus on the development of wireless products that allow devices to communicate and connect with each other, and has continued to integrate enhanced wireless capabilities into its product portfolio, including technologies such as “Wi-Fi Direct;” that enable the so-called “Internet of Things,” where smart, connected devices and appliances seamlessly share data and information. Atmel currently owns and operates one wafer manufacturing facility in Colorado Springs, Colorado, consistent with Atmel's strategic determination made several years ago to maintain lower fixed costs and capital investment requirements.

Principles of Consolidation

The consolidated financial statements include the accounts of Atmel and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2011 Out-of-Period Adjustments

The Company recorded an out-of-period adjustment to reverse test and assembly subcontractor accruals for $6.9 million, related to cost of revenues for the year ended December 31, 2011. In addition, the Company corrected excess depreciation for certain fixed assets for $1.7 million, related to research and development for the year ended December 31, 2011. The correction of these errors resulted in an increase to the Company's net income of $8.0 million for the year ended December 31, 2011. Management assessed the impact of these errors and concluded that the amounts were not material, either individually or in the aggregate, to any prior periods' annual or interim financial statements, nor was the impact of the errors material to the financial statements for the year ended December 31, 2011. On that basis, the Company recorded these corrections, in the aggregate, in the year ended December 31, 2011.

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

The Company's marketable securities include corporate equity securities, U.S. and foreign corporate debt securities, guaranteed variable annuities and auction-rate securities. The Company monitors its investments for impairment periodically and recognizes an impairment charge when the decline in the fair value of these investments is judged to be other-than temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. The Company considers various factors in determining whether impairment is other-than-temporary, including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company's investments include certain highly-rated auction rate securities, totaling $1.1 million and $2.3 million at December 31, 2012 and 2011, respectively, which are structured with short-term interest rate reset dates of either 7 days or 28 days, and contractual maturities that can be in excess of 10 years. The Company evaluates its portfolio by continuing to monitor the credit rating and interest yields of these auction-rate securities and status of reset at each auction date.

Accounts Receivable

An allowance for doubtful accounts is calculated based on the aging of Atmel's accounts receivable, historical experience, and management judgment. Atmel writes off accounts receivable against the allowance when Atmel determines a balance is uncollectible and no longer intends to actively pursue collection of the receivable. The Company's bad debt expenses (recoveries) were not material for the years ended December 31, 2012, 2011 and 2010.

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

Contracts and customer purchase orders are used to determine the existence of an arrangement. Shipping documents are used to verify delivery. The Company assesses whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history. Sales terms do not include post-shipment obligations except for product warranty.

For sales to certain distributors (primarily based in the U.S. and Europe) with agreements allowing for price protection and product returns, the Company historically has not had the ability to estimate future claims at the point of shipment, and given that price is not fixed or determinable at that time, revenue is not recognized until the distributor sells the product to its end customer. At the time of shipment to these distributors, the Company records a trade receivable for the selling price as there is a legally enforceable right to payment, relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor, and records the gross margin in deferred income on shipments to distributors on the consolidated balance sheets.

For sales to independent distributors in Asia, excluding Japan, the Company invoices these distributors at full list price upon shipment and issues a rebate, or "credit," once product has been sold to the end customer and the distributor has met certain reporting requirements. After reviewing the more limited pricing, rebate and quotation-related terms, the Company concluded that it could reliably estimate future claims therefore, the Company recognize revenue at the point of shipment for its Asian distributors, assuming all of the other revenue recognition criteria are met, utilizing amounts invoiced, less estimated future claims.

Grant Recognition

Subsidy grants from government organizations are amortized as a reduction of expenses over the period the related obligations are fulfilled. Recognition of future subsidy benefits will depend on the Company's achievement of certain technical milestones, capital investment spending goals, employment goals and other requirements. The Company recognized the following amount of subsidy grant benefits as a reduction of either cost of revenue or research and development expenses, depending on the nature of the grant:

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)
Cost of revenue	$—	$6	$18
Research and development expenses	4,202	3,167	7,866
Total	$4,202	$3,173	$7,884

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

In March 2012, the Greek government executed a ministerial decision related to an outstanding state grant previously made to a Greek subsidiary of the Company. Based on the execution of the ministerial decision and the subsequent publication of that decision by the Greek government, the Company determined that its Greek subsidiary would not be required to repay the full amount of that grant. As a result, the Company recognized a benefit of $10.7 million in its results for the year ended December 31, 2012 resulting from the reversal of a reserve previously established for that grant.

As of December 31, 2012 and 2011, the total liability for grant benefits subject to repayment was $5.1 million and $14.9 million, respectively, and is included in accrued and other liabilities on the consolidated balance sheets.

Advertising Costs

Atmel expenses all advertising costs as incurred. Advertising costs were not significant for the years ended December 31, 2012, 2011 and 2010.

Foreign Currency Translation

Certain of Atmel's major international subsidiaries use their local currencies as their respective functional currencies. Financial statements of these foreign subsidiaries are translated into U.S. dollars at current rates, except that revenue, costs and expenses are translated at average current rates during each reporting period. The effect of translating the accounts of these foreign subsidiaries into U.S. dollars has been included in the consolidated statements of stockholders' equity and comprehensive (loss) income as a foreign currency translation adjustment. Gains and losses from remeasurement of assets and liabilities denominated in currencies other than the respective functional currencies are included in the consolidated statements of operations. Gains (losses) due to foreign currency remeasurement included in interest and other (expense) income, net for the year ended December 31, 2012 were not significant. Gains due to foreign currency remeasurement included in interest and other (expense) income, net for the years ended December 31, 2011 and 2010 were $6.0 million and $13.2 million, respectively.

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

Valuation of Goodwill and Intangible Assets

The Company reviews goodwill and intangible assets with indefinite lives for impairment annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In 2011, the Company adopted ASU 2011-08 "Intangibles-Goodwill and Other" and in both 2011 and 2012 performed a Step 0, or qualitative assessment of its goodwill balance, which required management to make certain judgments and estimates. Based on the Company's assessment of its carrying amount of reporting units compared to its fair value of reporting units as of the assessment date and due to current economic factors, the Company did not proceed to Step 1. Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the Company may not be able to recover the asset's carrying amount. Determining the fair value of a reporting unit is subjective in nature and involves the use of significant estimates and assumptions. The Company determines the fair value of its reporting unit based on an income approach, whereby it calculates the fair value of the reporting unit based on the present value of estimated future cash flows, which are formed by evaluating operating plans. Estimates of the future cash flows associated with the businesses are critical to these assessments. The assumptions used in the fair value calculation change from year to year and include revenue growth rates, operating margins, risk adjusted discount rates and future economic and market conditions. If the total future cash flows are less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods. The Company bases its fair value estimates on assumptions it believes to be reasonable. Actual future results may differ from those estimates. No impairment charges relating to goodwill and intangible assets were recorded for the years ended December 31, 2012, 2011 and 2010.

Certain Risks and Concentrations

Atmel sells its products primarily to OEMs and distributors in North America, Europe and Asia, generally without requiring any collateral. Atmel performs ongoing credit evaluations and seeks to maintain adequate allowances for potential credit losses. Two distributors accounted for 14% and 12% of accounts receivable at December 31, 2012 and one customer accounted for 10% of accounts receivable at December 31, 2012. Two distributors accounted for 15% and 14% of accounts receivable at December 31, 2011. Two customers accounted for more than 10% of net revenue in the year ended December 31, 2012 (see Note 14 for further discussion). No single customer accounted for more than 10% of net revenue in any of the years ended December 31, 2011 and 2010.

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

Income Taxes

The Company's (provision for) benefit from income tax comprises its current tax liability and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that in management's judgment is more likely than not to be recoverable against future taxable income. No U.S. taxes are provided on earnings of non U.S. subsidiaries; to the extent such earnings are deemed to be permanently reinvested.

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

Long-Lived Assets

Atmel periodically evaluates the recoverability of its long-lived assets. Factors which could trigger an impairment review include the following: (i) significant negative industry or economic trends; (ii) exiting an activity in conjunction with a restructuring of operations; (iii) current, historical or projected losses that demonstrate a likelihood of continuing losses associated with an asset; (iv) significant decline in the Company's market capitalization for an extended period of time relative to net book value; (v) material changes in the Company's manufacturing model; and (vi) management's assessment of future manufacturing capacity requirements. When the Company determines that there is an indicator that the carrying value of long-lived assets may not be recoverable, the assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset from the expected future undiscounted pre-tax cash flows of the related operations. These estimates include assumptions about future conditions such as future revenue, gross margin, operating expenses, and the fair values of certain assets based on appraisals and industry trends. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. The evaluation is performed at the lowest levels for which there are identifiable, independent cash flows.

Costs that the Company incurs to acquire completed product and process technology are capitalized and amortized on a straight-line basis over two to five years. Capitalized product and process technology costs are amortized over the shorter of the estimated useful life of the technology or the term of the technology agreement.

Net Income Per Share

Basic net income per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, upon vesting of restricted stock units, contingently issuable shares for all periods and assumed issuance of shares under the Company's employee stock purchase plan. No dilutive potential common shares are included in the computation of any diluted per share amount when a loss from continuing operations is reported by the Company.

Research and Development

Cost incurred in the research and development of Atmel's products is expensed as incurred. Research and development expenses were $251.5 million, $255.7 million and $237.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05,Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income. The amendments from this update will result in more converged guidance on how comprehensive income is presented under U.S. GAAP and International Financial Reporting Standards ("IFRS"). With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This update eliminates that option. The amended guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. On October 21, 2011 the FASB decided to propose a deferral of the requirement to present reclassifications of other comprehensive income on the face of the income statement and on February 5, 2013, the FASB finalized this requirement for public entities beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04,Fair Value Measurement (ASC Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this ASU result in common fair value measurement and disclosure requirements under U.S. GAAP and IFRS. Consequently, the amendments describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements as well as improving consistency in application across jurisdictions to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of Level 3 assets and for measuring the fair value of an instrument classified in a reporting entity's shareholders' equity. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Note 2 BALANCE SHEET DETAILS
Inventories are comprised of the following:

	December 31, 2012	December 31, 2011
	(in thousands)
Raw materials and purchased parts	$19,963	$23,415
Work-in-progress	231,614	251,933
Finished goods	96,696	102,085
	$348,273	$377,433
Prepaids and other current assets consist of the following:

	December 31, 2012	December 31, 2011
	(In thousands)
Deferred income tax assets	$53,105	$10,239
Prepaid income taxes	13,113	16,441
Value‑added tax receivable	7,144	24,971
Income tax receivable	6,346	17,000
Other	45,311	48,278
	$125,019	$116,929
Other assets consist of the following:

	December 31, 2012	December 31, 2011
	(In thousands)
Deferred income tax assets, net of current portion	$102,315	$121,417
Investments in privately-held companies	8,493	12,208
Auction-rate securities	1,066	2,251
Other	11,091	5,595
	$122,965	$141,471
Accrued and other liabilities consist of the following:

	December 31, 2012	December 31, 2011
	(In thousands)
Accrued salaries and benefits and other employee related	$54,993	$63,360
Advance payments from customer	10,000	10,000
Income taxes payable	7,863	5,734
Deferred income tax liability, current portion	304	—
Grants to be repaid	5,054	14,931
Warranty accruals and accrued returns	10,411	13,855
Royalties and licenses	4,295	5,045
Accrued restructuring	16,222	2,147
Current portion of market price adjustment to supply agreement (See Note 15)	20,953	31,934
Other	73,415	60,112
	$203,510	$207,118

Other long-term liabilities consist of the following:

	December 31, 2012	December 31, 2011
	(In thousands)
Advance payments from customer	$4,668	$14,668
Income taxes payable	26,744	26,622
Accrued pension liability	40,087	29,268
Long-term technology license payable	—	3,831
Deferred income tax liability, non-current portion	58	57
Long-term portion of market price adjustment to supply agreement (See Note 15)	—	21,188
Long-term debt and capital lease obligations, less current portion	5,602	4,612
Other	23,020	12,725
	$100,179	$112,971
Advance payments from customer relate to an agreement that the Company entered into with a specific customer in the year 2000. The agreement calls for the Company to supply either a minimum quantity of the Company's products or make minimum repayments. The minimum payment required to be made annually is the greatest of 15% of the value of product shipped to the customer or $10.0 million, until such time that the advances have been fully repaid. The Company repaid $10.0 million in each of the years ended December 31, 2012, 2011 and 2010 under this agreement. As of December 31, 2012, the Company had remaining $14.7 million in customer advances received, of which $10.0 million is recorded in accrued and other liabilities and $4.7 million in other long-term liabilities.
Also included in other long-term liabilities is a note payable from an entity in which the Company has an equity investment to further its strategic objectives. The total outstanding amount due was $7.5 million, of which $6.6 million is included in other long-term liabilities, and $0.9 million is included in accounts payable at December 31, 2012 and $7.4 million, of which $6.6 million is included in other long-term liabilities, and $0.8 million is included in accounts payable at December 31, 2011. In addition, the Company paid $6.6 million, $3.7 million and $5.0 million to this company for the years ended December 31, 2012, 2011 and 2010, respectively, relating to a cost sharing arrangement for facility services at its Heilbronn, Germany facility.
Included in current liabilities is a liability related to a manufacturing services agreement entered into with LFoundry Rousset SAS (“LFoundry Rousset”). In connection with the sale of the Company’s Rousset manufacturing operations to LFoundry GmbH (“LFoundry GmbH”), a subsidiary of the Company entered into certain other ancillary agreements, including a manufacturing services agreement (“MSA”) in which a subsidiary agreed to purchase wafers following the closing on a “take-or-pay” basis. See Note 15 for further discussion.
Note 3 BUSINESS COMBINATIONS
Ozmo, Inc.
On December 20, 2012, the Company completed the acquisition of Ozmo, Inc ("Ozmo"), which is included in the Microcontrollers segment, a leading provider in ultra-low power Wi-Fi Direct solutions. The Company acquired all the outstanding shares of Ozmo in an all cash transaction, including assumed liabilities, of $64.4 million.
A total of $7.7 million of the purchase consideration was distributed into an escrow account to meet any indemnification claims. The escrow account is legally owned by the shareholder rights representative. As the Company does not have legal title of the account, no asset and corresponding liability will be recorded relating to the amounts held in escrow.
Further, the employees are eligible for an aggregate potential earnout in 2013 and 2014 of up to $22.0 million, contingent on Ozmo achieving certain revenue targets in 2013 and 2014 and on continuing employment. The Company has recorded a liability of $1.9 million representing the fair value of the earnout.
The total purchase price of the acquisition was as follows:

December 20, 2012
(in thousands)

Cash in exchange for shareholders' equity interest	$58,165
Unvested shares in Ozmo	237
Transaction expenses incurred by Ozmo	1,816
Long-term debt paid on behalf of Ozmo	1,415
Fair value of contingent consideration (earnout provision)	1,927
Liabilities assumed	861
Total purchase price	$64,421
The purchase price was allocated as follows as of the closing date of the acquisition:

December 20, 2012
(In thousands)
Total purchase price	$64,421
Less:
Net tangible assets acquired	(2,805)
Intangible assets acquired:
Customer relationships	(2,650)
Developed technologies	(12,020)
Tradename	(60)
Non-compete agreements	(660)
Backlog	(60)
Total intangible assets	(15,450)
Goodwill	$46,166
The Company recorded $46.2 million in goodwill, including workforce, in connection with the acquisition, which was assigned to the Company’s microcontroller segment. The goodwill balance of $46.2 million above was reduced by $11.2 million related to net deferred tax assets created as a result of the net operating losses generated by Ozmo in previous periods. Such goodwill is not expected to be deductible for tax purposes. Goodwill is not subject to amortization but will be tested annually for impairment or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with the relevant standards.
The intangible assets for the Ozmo acquisition were measured at fair value using the income approach. The following table sets forth the components of the identifiable intangible assets subject to amortization as of December 31, 2012, which are being amortized on a straight-line basis:

	Gross Value	Accumulated Amortization	Net	Estimated Useful Lives
	(In thousands, except for years)
Other intangible assets:
Customer relationships	$2,650	$(26)	$2,624			3 years
Developed technologies	12,020	(61)	11,959	4	to	6 years
Tradename	60	(1)	59			3 years
Non-compete agreements	660	(10)	650			2 years
Backlog	60	(1)	59			1 year
	$15,450	$(99)	$15,351
Developed technology represents a combination of processes, patents assets and trade secrets developed through years of experience in design and development of the products. Customer relationships represent future projected net revenue that will be derived from sales of current and future versions of existing products that will be sold to existing customers. Tradename represents the Ozmo brand that the Company may continue to use to market the current Ozmo products. Non-compete agreement represents the fair value to the Company from agreements with certain former Ozmo executives to refrain from competition for a number of years. Backlog represents committed orders from customers as of the closing date of the acquisition.
The Company recorded amortization of intangible assets of $0.1 million for the year ended December 31, 2012, associated with customer relationships, developed technologies, tradename, non-compete agreements and backlog.
Advanced Digital Design
On October 6, 2011, the Company completed the acquisition of Advanced Digital Design S.A (“ADD”), a Spanish company that develops power line communication solutions. The Company acquired all the outstanding shares of ADD in an all cash transaction of $19.9 million and assumed $4.9 million in net tangible liabilities.
In addition to the total purchase price paid, $4.5 million was placed in an escrow account, relating to deferred consideration for key employees. A portion of this amount will be released on the 18 months anniversary of the closing date and the remainder will be released on the 36 month anniversary of the closing date, and each release is contingent on the continuing employment of the key employees. This amount will be amortized over the service periods, resulting in expense classified within acquisition‑related charges in the consolidated statements of operations.
The purchase price was allocated as follows as of the closing date of the acquisition:

October 6, 2011
(In thousands)
Cash paid for acquisition	$19,915
Less:
Net tangible liabilities assumed	4,879
Intangible assets acquired:
Customer relationships	(6,580)
Developed technologies	(3,330)
Tradename	(150)
Non-compete agreements	(720)
Backlog	(290)
Total intangible assets	(11,070)
Goodwill	$13,724
The Company recorded $13.7 million in goodwill, including workforce, in connection with the acquisition, which was assigned to the Company’s microcontroller segment. Goodwill is not subject to amortization but will be tested annually for impairment or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with the relevant standards.
The intangible assets for the ADD acquisition were measured at fair value using the income approach. The following table sets forth the components of the identifiable intangible assets subject to amortization as of December 31, 2012, which are being amortized on a straight-line basis:

	Gross Value	Accumulated Amortization	Net	Estimated Useful Lives
	(In thousands, except for years)
Other intangible assets:
Customer relationships	$6,580	$(548)	$6,032	15 years
Developed technology	3,330	(595)	2,735	7 years
Tradename	150	(63)	87	3 years
Non-compete agreement	720	(300)	420	3 years
Backlog	290	(290)	—	1 year
	$11,070	$(1,796)	$9,274

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
Developed technology represents a combination of processes, patents assets and trade secrets developed through years of experience in design and development of the products. Customer relationships represent future projected net revenue that will be derived from sales of current and future versions of existing products that will be sold to existing customers. Tradename represents the ADD brand that the Company may continue to use to market the current ADD products. Non-compete agreement represents the fair value to the Company from agreements with certain former ADD executives to refrain from competition for a number of years. Backlog represents committed orders from customers as of the closing date of the acquisition.
The Company recorded the following acquisition‑related charges in the consolidated statements of operations in the years ended December 31, 2012 and 2011 related to the ADD acquisition:

	December 31, 2012	December 31, 2011
	(In thousands)
Amortization of intangible assets	$1,421	$375
Compensation‑related expense — cash	1,793	944
	$3,214	$1,319
The Company recorded amortization of intangible assets of $1.4 million and $0.4 million for the years ended December 31, 2012 and 2011, respectively, associated with customer relationships, developed technologies, tradename, non-compete agreements and backlog. The Company also recorded amortization of certain key employee consideration of $1.8 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively, related to $4.5 million of deferred compensation discussed above. In 2011, the Company accelerated $0.4 million million of the key employee consideration as a result of the termination of an employee.
The Company incurred $0.7 million of transaction costs as of December 31, 2011, which are included in selling, general and administrative expenses in the consolidated statement of operations.
Quantum Research Group Ltd.
On March 6, 2008, the Company completed its acquisition of all the outstanding equity of Quantum Research Group Ltd. (now known as Atmel Technologies Ireland Limited) (“Quantum”), a supplier of capacitive sensing IP solutions. Quantum is a wholly‑owned subsidiary of Atmel.
Goodwill was $54.8 million and $54.3 million at December 31, 2012 and 2011, respectively, relating to the Quantum acquisition. The goodwill amount is not subject to amortization and is included within the Company’s microcontroller segment. It is tested for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Based on its 2012 impairment assessment, the Company concluded that the fair value of the reporting unit containing the goodwill balance substantially exceeded its carrying value; therefore, there was no impairment of the goodwill balance. The change in goodwill balance arises from foreign currency translation.
The Company has estimated the fair value of the Quantum‑related other intangible assets using the income approach and these identifiable intangible assets are subject to amortization. The following table sets forth the components of the identifiable intangible assets subject to amortization as of December 31, 2012 which are being amortized on a straight-line basis:

	Gross Value	Accumulated Amortization	Net	Estimated Useful Life
	(In thousands, except for years)
Other intangible assets:
Customer relationships	$15,427	$(14,912)	$515	5 years
Developed technology	4,948	(4,783)	165	5 years
Tradename	849	(849)	—	3 years
Non-compete agreement	806	(806)	—	5 years
	$22,030	$(21,350)	$680
The following table sets forth the components of the identifiable intangible assets subject to amortization as of December 31, 2011 which are being amortized on a straight-line basis:

	Gross Value	Accumulated Amortization	Net	Estimated Useful Life
	(In thousands, except for years)
Other intangible assets:
Customer relationships	$15,427	$(11,827)	$3,600	5 years
Developed technology	4,948	(3,793)	1,155	5 years
Tradename	849	(849)	—	3 years
Non-compete agreement	806	(806)	—	5 years
	$22,030	$(17,275)	$4,755
Customer relationships represent future projected net revenue that will be derived from sales of current and future versions of existing products that will be sold to existing customers. Developed technology represents a combination of processes, patents and trade secrets developed through years of experience in design and development of the products. Trade name represents the Quantum brand which the Company does not intend to use in future capacitive sensing products. Non-compete agreement represents the fair value to the Company from agreements with certain former Quantum executives to refrain from competition for a number of years. Backlog represents committed orders from customers as of the closing date of the acquisition.
The Company recorded the following acquisition‑related charges in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 related to the Quantum acquisition:

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(In thousands)
Amortization of intangible assets	$4,075	$4,192	$4,466
Compensation‑related expense — cash	—	—	199
Compensation‑related credit — stock	—	(103)	(3,065)
	$4,075	$4,089	$1,600
The Company recorded amortization of intangible assets of $4.1 million, $4.2 million and $4.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog.
The Company also agreed to compensate former key executives of Quantum, contingent upon continuing employment determined at various dates over a three year period. The Company agreed to pay up to $15.1 million in cash and issue 5.3 million shares of the Company’s common stock valued at $17.3 million, based on the Company’s closing stock price on March 4, 2008. These amounts were accrued over the employment period on a graded vested basis.
In March 2010, 3.2 million shares of the Company’s common stock were issued to a former executive of Quantum in connection with this arrangement. The remaining 2.2 million shares were forfeited in March 2010 due to a change in employment status. As a result, the Company recorded a credit of $4.5 million for the year ended December 31, 2010 for the reversal of the expenses previously recorded due to the graded vesting recognition methodology. The Company made cash payments of $3.8 million to the former Quantum employees for the year ended December 31, 2010. No further payments are expected to be made.
The acquisitions referred to in this Note 3 were not material to the Company at the time of acquisition. As a result, pro forma profit and loss statements for the acquired businesses are not presented.

Note 4 INVESTMENTS

Investments at December 31, 2012 and 2011 primarily include corporate equity securities, U.S. and foreign corporate debt securities and auction-rate securities.

All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of certain auction-rate securities as described below. Net unrealized gains and losses that are deemed to be temporary are reported within stockholders’ equity on the Company’s consolidated balance sheets as a component of accumulated other comprehensive income. Unrealized losses that are deemed to be other-than-temporary are recorded in the consolidated statement of operations in the period such determination is made. Gross realized gains or losses are recorded based on the specific identification method. For the year ended December 31, 2012, the Company's gross realized gains were not significant and the Company had a $1.2 million loss related to an "other-than-temporary impairment" in connection with an equity investment. For the years ended December 31, 2011 and 2010, the Company's gross realized gains and losses on short-term investments were not significant. The Company’s investments are further detailed in the table below:

	December 31, 2012		December 31, 2011
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
	(in thousands)
Corporate equity securities	$2,687	$2,687	$—	$—
Auction-rate securities	983	1,066	2,220	2,251
Corporate debt securities and other obligations	—	—	3,099	3,079
	$3,670	$3,753	$5,319	$5,330
Unrealized gains	83		31
Unrealized losses	—		(20)
Net unrealized gains	83		11
Fair value	$3,753		$5,330
Amount included in short-term investments		$2,687		$3,079
Amount included in other assets		1,066		2,251
		$3,753		$5,330

In September 2010, in connection with the sale of the Company’s smart card business in France to INSIDE Secure (“INSIDE”), the Company received an equity interest in INSIDE, which was privately-held at the time of the investment.  In February 2012, INSIDE successfully completed an initial public offering on the NYSE Euronext stock exchange in Paris.  As a result of that public offering, the Company reclassified its investment in INSIDE to short-term investments from other assets and accounted for this investment as available for sale. In the year ended December 31, 2012, the Company recorded an impairment charge of $1.2 million on its investment in INSIDE, which it believes to be other-than-temporary.

During the year ended December 31, 2012, the Company redeemed a portion of its auction-rate securities in the open market, resulting in an insignificant gain. The Company concluded that its remaining $1.0 million (adjusted cost) of auction-rate securities are unlikely to be liquidated within the next twelve months and classified these securities as long-term investments, which are included in other assets on the consolidated balance sheets.

Contractual maturities (at adjusted cost) of available-for-sale debt securities as of December 31, 2012, were as follows:

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

The table below presents the balances of investments measured at fair value on a recurring basis at December 31, 2012:

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$1,036	$1,036	$—	$—

Short-term investments
Corporate equity securities	2,687	2,687	—	—

Other assets
Auction-rate securities	1,066	—	—	1,066

Investment funds - Deferred compensation plan assets
Institutional money market funds	597	597	—	—
Fixed income	902	902	—	—
Marketable equity securities	3,479	3,479	—	—
Total institutional funds - Deferred compensation plan	4,978	4,978	—	—
Total other assets	6,044	4,978	—	1,066
Total	$9,767	$8,701	$—	$1,066

The table below presents the balances of investments measured at fair value on a recurring basis at December 31, 2011:

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$18,164	$18,164	$—	$—

Short-term investments
Corporate debt securities	3,079	—	3,079	—

Other assets
Auction-rate securities	2,251	—	—	2,251

Investment funds - Deferred compensation plan assets
Institutional money market funds	549	549	—	—
Fixed income	1,613	1,613	—	—
Marketable equity securities	2,737	2,737	—	—
Total institutional funds - Deferred compensation plan	4,899	4,899	—	—
Total other Assets	7,150	4,899	—	2,251
Total	$28,393	$23,063	$3,079	$2,251

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

Auction-rate securities are classified within Level 3 because significant assumptions for such securities are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of the Company's total assets as of December 31, 2012. The Company redeemed one auction rate security in the open market at book value of $1.2 million in the year ended December 31, 2012.

There were no changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2012 and 2011. There were no transfers between Level 1 and 2 hierarchies for the years ended December 31, 2012 and 2011.
Note 6 FIXED ASSETS
Fixed assets consist of the following:

	December 31, 2012	December 31, 2011
	(in thousands)
Land	$14,489	$14,970
Buildings and improvements	510,468	533,205
Machinery and equipment	966,756	965,451
Furniture and fixtures	21,636	17,906
Construction-in-progress	2,743	620
	$1,516,092	$1,532,152
Less: Accumulated depreciation and amortization	(1,295,048)	(1,275,082)
	$221,044	$257,070
On August 30, 2011, the Company completed the sale of its former San Jose corporate headquarters and adjacent parcels of land. See Notes 11 and 15 for further discussion.
Depreciation expense on fixed assets for the years ended December 31, 2012, 2011 and 2010 was $67.6 million, $68.9 million and $56.8 million, respectively. Fixed assets acquired under capital leases were not material at December 31, 2012, 2011 and 2010.
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

Note 7 INTANGIBLE ASSETS, NET
Intangible assets, net, consist of technology licenses and acquisition‑related intangible assets as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
Core/licensed technology	$18,123	$17,564
Accumulated amortization	(16,171)	(12,420)
Total technology licenses	1,952	5,144
Acquisition‑related intangible assets	48,550	33,100
Accumulated amortization	(23,245)	(17,650)
Total acquisition‑related intangible assets	25,305	15,450
Total intangible assets, net	$27,257	$20,594
Amortization expense for technology licenses totaled $3.7 million, $3.5 million and $5.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense for acquisition‑related intangible assets totaled $5.6 million, $4.6 million and $4.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The following table presents the estimated future amortization of the technology licenses and acquisition‑related intangible assets:

Years Ending December 31:	Technology Licenses	Acquisition‑Related Intangible Assets	Total
	(in thousands)
2013	$1,283	$5,222	$6,505
2014	427	4,402	4,829
2015	242	3,838	4,080
2016	—	2,957	2,957
2017	—	2,831	2,831
Thereafter	—	6,055	6,055
Total future amortization	$1,952	$25,305	$27,257
Note 8 BORROWING ARRANGEMENTS
Information with respect to the Company’s debt and capital lease obligations as of December 31, 2012 and 2011 is shown in the following table:

	December 31, 2012	December 31, 2011
	(in thousands)
Long-term debt	$5,602	$4,612
Less: current portion of long-term debt	—	—
Long-term debt due after one year	$5,602	$4,612

Long‑term debt obligations of $5.6 million relates to an amount previously advanced from a foreign government which is repayable in 2015. The balance is increased on a monthly basis as a result of interest accretion. The repayment amount is expected to be approximately $9.2 million in 2015.

Note 9 STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The components of the Company's stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010 are summarized below:

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)
Employee stock options	$3,470	$5,685	$9,230
Employee stock purchase plan	3,107	2,511	1,844
Restricted stock units	65,397	60,906	50,478
Net amounts released from (capitalized in) inventory	468	(977)	(1,042)
	$72,442	$68,125	$60,510
The table above excludes stock-based compensation credit of $3.1 million for the year ended December 31, 2010, for former Quantum executives related to the Quantum acquisition in 2008, which is classified within acquisition-related charges in the consolidated statements of operations.
The accounting standard on stock-based compensation requires the gross benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company reported gross excess tax benefits of $1.3 million, $2.7 million and $3.1 million in the years ended December 31, 2012, 2011 and 2010, respectively.
There was no significant non-employee stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010.
The following table summarizes stock-based compensation, net of amount capitalized in (released from) inventory, included in operating results for the years ended December 31, 2012, 2011 and 2010:

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)
Cost of revenue	$8,052	$7,840	$8,159
Research and development	22,825	22,916	19,324
Selling, general and administrative	41,565	37,369	33,027
Total stock-based compensation expense, before income taxes	72,442	68,125	60,510
Tax benefit	(12,060)	(10,453)	(7,548)
Total stock-based compensation expense, net of income taxes	$60,382	$57,672	$52,962

Stock Options, Restricted Stock Units and Employee Stock Purchase Plan

In May 2005, Atmel’s stockholders initially approved Atmel’s 2005 Stock Plan (as amended, the “2005 Stock Plan”). As of December 31, 2012, 133.0 million shares were authorized for issuance under the 2005 Stock Plan. Under the 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options		Weighted-
			Exercise	Average
	Available for Grant	Number of Options	Price per Share	Exercise Price per Share
	(in thousands, except per share data)
Balances, December 31, 2009	28,478	18,828	$1.68-$24.44	$4.38
Restricted stock units issued	(11,701)	—	—	—
Plan adjustment for restricted stock units issued	(9,127)	—	—	—
Performance-based restricted stock units issued	(472)	—	—	—
Plan adjustment for performance-based restricted stock units issued	(368)	—	—	—
Restricted stock units cancelled	2,151	—	—	—
Plan adjustment for restricted stock units cancelled	1,678	—	—	—
Options granted	(315)	315	$4.77-$10.01	5.39
Options cancelled/expired/forfeited	1,139	(1,139)	$2.11-$24.44	5.79
Options exercised	—	(5,344)	$1.68-$10.82	4.21
Balances, December 31, 2010	11,463	12,660	$1.68-$14.94	$4.35
Additional shares authorized	19,000	—	—	—
Restricted stock units issued	(6,343)	—	—	—
Plan adjustment for restricted stock units issued	(4,017)	—	—	—
Performance-based restricted stock units issued	(3,474)	—	—	—
Plan adjustment for performance-based restricted stock units issued	(2,124)	—	—	—
Restricted stock units cancelled	1,025	—	—	—
Plan adjustment for restricted stock units cancelled	793	—	—	—
Performance-based restricted stock units cancelled	25	—	—	—
Plan adjustment for performance-based restricted stock units cancelled	17	—	—	—
Options cancelled/expired/forfeited	158	(158)	$2.11-$14.94	5.01
Options exercised	—	(4,285)	$1.80-$13.77	4.51
Balances, December 31, 2011	16,523	8,217	$1.68-$10.01	$4.26
Restricted stock units issued	(8,507)	—	—	—
Plan adjustment for restricted stock units issued	(5,189)	—	—	—
Performance-based restricted stock units issued	(338)	—	—	—
Adjustment for performance-based restricted stock units issued	(206)	—	—	—
Restricted stock units cancelled	1,783	—	—	—
Plan adjustment for restricted stock units cancelled	1,248	—	—	—
Performance-based restricted stock units cancelled	330	—	—	—
Plan adjustment for performance-based restricted stock units cancelled	201	—	—	—
Options cancelled/expired/forfeited	303	(303)	$2.11-$8.83	4.05
Options exercised	—	(1,239)	$1.68-$8.89	3.76
Balances, December 31, 2012	6,148	6,675	$1.68-$10.01	$4.33

In connection with the Company's acquisition of Ozmo, we assumed Ozmo's equity incentive plan. Excluded from the table above are 0.4 million shares assumed as part of the acquisition of Ozmo. This amount is comprised of 0.3 million restricted stock units, with a weighted average grant date fair value of $6.17 and 0.1 million options, with a weighted average grant date fair value of $0.81. These stock options and restricted stock units remain governed by the terms and conditions of the Ozmo plan. No additional equity is expected to be granted under the Ozmo plan.

Restricted stock units are granted from the pool of options available for grant. As the result of an amendment and restatement of the 2005 Stock Plan in May 2011, every share underlying restricted stock, restricted stock units (including performance based restricted stock units), or stock purchase rights issued on or after May 18, 2011 (the date on which the amendment and restatement became effective) is counted against the numerical limit for options available for grant as 1.61 shares in the table above, as reflected in the line items for "Plan adjustments", except that restricted stock units (including performance based restricted stock units), and stock purchase rights issued prior to May 18, 2011, continue to be governed by an earlier amendment to the 2005 Stock Plan that provided for a numerical limit of 1.78 shares. If shares issued pursuant to any restricted stock, restricted stock unit, and stock purchase right agreements granted on or after May 18, 2011 are cancelled, forfeited or repurchased by the Company or would otherwise return to the 2005 Stock Plan, 1.61 times the number of those shares will return to the 2005 Stock Plan and will again become available for issuance. The Company issued 14.8 million shares of restricted stock units from May 18, 2011 to December 31, 2012 (net of cancellations) resulting in a reduction, based on a 1.61 to 1.0 ratio, of 23.7 million shares available for grant under the 2005 Stock Plan from May 18, 2011 to December 31, 2012. As of December 31, 2012, there were 6.1 million shares available for issuance under the 2005 Stock Plan, or 3.8 million shares after giving effect to the 1.61 to 1.0 ratio applicable under the 2005 Stock Plan for issuances of restricted stock units made on or after May 18, 2011. The shares assumed as part of the Ozmo acquisition were not issued under the 2005 Stock Plan.

Restricted Stock Units

Activity related to restricted stock units is set forth below:

	Number of Units	Weighted-Average Grant Date Fair Value
	(in thousands, except per share data)
Balances, December 31, 2009	24,044	$4.29
Restricted stock units issued	11,701	7.97
Restricted stock units vested	(4,816)	4.56
Restricted stock units cancelled	(1,200)	4.16
Performance-based restricted stock units issued	472	5.49
Performance-based restricted stock units cancelled	(951)	4.10
Balances, December 31, 2010	29,250	$5.74
Restricted stock units issued	6,343	10.88
Restricted stock units vested	(6,345)	5.20
Restricted stock units cancelled	(1,025)	6.80
Performance-based restricted stock units issued	3,474	13.94
Performance-based restricted stock units vested	(8,485)	4.22
Performance-based restricted stock units cancelled	(25)	9.77
Balances, December 31, 2011	23,187	$8.99
Restricted stock units issued	8,507	6.11
Restricted stock units vested	(7,975)	6.80
Restricted stock units cancelled	(1,783)	7.81
Performance-based restricted stock units issued	338	9.19
Performance-based restricted stock units cancelled	(330)	12.31
Balances, December 31, 2012	21,944	$8.71

Excluded from the table above are 0.3 million restricted stock units, with a weighted average grant date fair value of $6.17, assumed as part of the acquisition of Ozmo.

For the year ended December 31, 2012, 8.0 million restricted stock units vested, including 2.1 million units withheld for taxes. These vested restricted stock units had a weighted-average grant date fair value of $6.80 per share for the year ended December 31, 2012. As of December 31, 2012, total unearned stock-based compensation related to unvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $140.8 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 2.44 years.

For the year ended December 31, 2011, 6.3 million restricted stock units vested, including 2.3 million units withheld for taxes. These vested restricted stock units had a weighted-average grant date fair value of $5.20 per share on the vesting dates for the year ended December 31, 2011.

For the year ended December 31, 2010, 4.8 million restricted stock units vested, including 1.4 million units withheld for taxes. These vested restricted stock units had a weighted-average grant date fair value of $4.56 per share on the vesting dates.

Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying such restricted stock units are not considered issued and outstanding. Upon vesting of restricted stock units, shares withheld by the Company to pay taxes are retired.

Performance-Based Restricted Stock Units

In the quarter ended June 30, 2011, 8.5 million performance based restricted stock units issued under the Company's 2008 Incentive Plan (the "2008 Plan") vested upon board of director approval on May 23, 2011 as a result of the Company achieving all of the performance criteria as of March 31, 2011. A total of 5.1 million shares were issued to participants, net of withholding taxes of 3.3 million shares, which represented all remaining shares available under the 2008 Plan. These vested performance based restricted stock units had a weighted average grant date fair value of $4.22 per share on the vesting date. The Company recorded total stock based compensation expense related to performance based restricted stock units of $6.5 million and $24.8 million under the 2008 Plan in the years ended December 31, 2011 and 2010, respectively.

In May 2011, the Company adopted the 2011 Long-Term Performance Based Incentive Plan (the “2011 Plan”), which provides for the grant of restricted stock units to eligible employees. Vesting of restricted stock units granted under the 2011 Plan is subject to the satisfaction of performance metrics tied to revenue growth and operating margin over the designated performance periods. The performance periods for the 2011 Plan run from January 1, 2011 through December 31, 2013 and consist of three one-year performance periods (calendar years 2011, 2012 and 2013) and a three year cumulative performance period. The Company issued 0.3 million and 3.5 million performance-based restricted stock units in the years ended December 31, 2012 and 2011, respectively. The Company recorded total stock-based compensation expense related to performance-based restricted stock units of $12.7 million and $7.5 million under the 2011 Plan in the years ended December 31, 2012 and 2011, respectively.

The 2011 Plan performance metrics include revenue growth rankings for the Company relative to a semiconductor peer group or a microcontroller peer group, as determined by the Compensation Committee. In addition, in order for a participant to receive credit for a performance period, the Company must achieve a minimum operating margin during such performance period, measured on a pro forma basis as defined in the 2011 Plan, subject to adjustment by the Compensation Committee. Management evaluates, on a quarterly basis, the likelihood of the Company meeting its performance metrics in determining stock-based compensation expense for performance share plans.

Stock Option Awards

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
(In thousands, except per share prices and life data)
1.68-3.29	920	3.86	$3.20	$3,079	920	3.86	$3.20	$3,079
3.32-3.32	1,047	5.21	3.32	3,381	1,047	5.20	3.32	3,381
3.41-4.20	833	5.64	4.13	2,018	810	5.61	4.13	1,961
4.23-4.37	524	4.04	4.25	1,203	367	4.11	4.26	807
4.43-4.43	873	6.71	4.43	1,850	635	6.71	4.43	1,345
4.56-4.78	589	4.70	4.74	1,064	543	4.55	4.74	983
4.89-4.89	813	3.60	4.89	1,349	813	3.60	4.89	1,349
4.92-6.05	717	4.06	5.42	807	717	4.15	5.42	794
6.11-7.38	348	3.77	6.31	98	319	3.72	6.33	86
10.01-10.01	11	7.87	10.01	—	7	7.88	10.01	—
	6,675	4.75	$4.33	$14,849	6,178	4.67	$4.32	$13,785

Excluded from the table above are 0.1 million options, with a weighted average grant date fair value of $0.81, assumed as part of the acquisition of Ozmo.
The number of options exercisable under Atmel's stock option plans at December 31, 2012, 2011 and 2010 were 6.2 million, 6.4 million and 8.5 million, respectively. For the years ended December 31, 2012, 2011 and 2010, the number of stock options that were forfeited, but were not available for future stock option grants due to the expiration of these shares under the 1986 Stock Plan was not material.
For the years ended December 31, 2012, 2011 and 2010 , the number of stock options that were exercised were 1.2 million, 4.3 million and 5.3 million, respectively, which had a total intrinsic value at the date of exercise of $4.8 million, $42.0 million and $24.8 million, respectively, and had an aggregate exercise price of $4.6 million, $19.3 million and $22.5 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year Ended
December 31, 2010
Risk-free interest rate	2.05%
Expected life (years)	5.54
Expected volatility	54%
Expected dividend yield	—
No options were granted for the years ended December 31, 2012 and 2011.
The Company's weighted-average assumptions for the year ended December 31, 2010 were determined in accordance with the accounting standard on stock-based compensation and are further discussed below.
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
The weighted-average estimated fair value of options granted for the year ended December 31, 2010 was $2.70.
As of December 31, 2012, total unearned compensation expense related to unvested stock options was approximately $1.6 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 1.08 years.

Employee Stock Purchase Plan

     Under the 1991 Employee Stock Purchase Plan (“1991 ESPP”) and 2010 Employee Stock Purchase Plan (“2010 ESPP” and, together with the 1991 ESPP, the “Company’s ESPPs”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85% of the fair market value of the common stock at the date of commencement of the 6 month offering period or 85% of the fair market value on the last day of the offering period. Purchases are limited to 10% of an employee’s eligible compensation. There were 0.8 million and 2.0 million shares purchased under the 1991 ESPP for the years ended December 31, 2011 and 2010, at an average price per share of $4.85 and $3.65, respectively. There were 1.8 million and 0.7 million shares purchased under the 2010 ESPP for the years ended December 31, 2012 and 2011 at an average price per share of $6.19 and $8.56, respectively. The 1991 ESPP was superseded by the 2010 ESPP in the three months ended March 31, 2011. Of the 25.0 million shares authorized for issuance under the 2010 ESPP, 22.5 million shares were available for issuance at December 31, 2012.

The fair value of each purchase under the Company’s ESPPs is estimated on the date of the beginning of the offering period using the Black-Scholes option-pricing model. The following assumptions were utilized to determine the fair value of the Company’s ESPPs shares:

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Risk-free interest rate	0.15%	0.12%	0.18%
Expected life (years)	0.50	0.50	0.50
Expected volatility	51%	46%	45%
Expected dividend yield	—	—	—

The weighted-average fair value purchase price per share under the Company’s ESPPs for purchase periods beginning in the years ended December 31, 2012, 2011 and 2010 was $1.75, $2.70 and $0.89, respectively. Cash proceeds from the issuance of shares under the Company’s ESPPs were $11.0 million, $9.4 million and $7.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Common Stock Repurchase Program

Atmel’s Board of Directors authorized an aggregate of $700.0 million of funding for the Company’s stock repurchase program. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of the Company’s cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities. As of December 31, 2012, $127.2 million remained available for repurchasing common stock under this program.

During the years ended December 31, 2012, 2011 and 2010, Atmel repurchased 22.7 million, 28.8 million and 11.7 million shares, respectively, of its common stock on the open market at an average repurchase price of $7.92, $10.57 and $7.59 per share, respectively, excluding commission, and subsequently retired those shares. Common stock and additional paid-in capital were reduced by $179.6 million, $304.2 million and $89.2 million, excluding commission, for the years ended December 31, 2012, 2011 and 2010, respectively, as a result of the stock repurchases.

Note 10 ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for the Company arises from foreign currency translation adjustments, actuarial (loss) gain related to defined benefit pension plans and net unrealized (loss) gain on investments. The components of accumulated other comprehensive income at December 31, 2012 and 2011, net of tax, are as follows:

	December 31, 2012	December 31, 2011
	(In thousands)
Foreign currency translation adjustments	$11,627	$7,725
Actuarial (loss) gain related to defined benefit pension plans	(5,066)	1,712
Net unrealized (loss) gain on investments	(149)	11
Total accumulated other comprehensive income	$6,412	$9,448

Note 11 COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. The Company also leases certain manufacturing equipment and software rights under operating leases. Total rental expense for the years ended December 31, 2012, 2011 and 2010 was $25.0 million, $20.1 million and $19.7 million, respectively.
On August 30, 2011, the Company completed the sale of its former San Jose corporate headquarters and adjacent parcels of land for an aggregate sale price of $48.5 million.
On August 30, 2011, the Company entered into a ten year lease of approximately $52.6 million for its current headquarters located at 1600 Technology Drive in San Jose, California (the "Technology Drive Lease").
Aggregate non-cancelable future minimum rental payments under operating leases, including manufacturing equipment and software rights, are as follows:

Years Ending December 31:	Operating Leases
(In thousands)
2013	$8,992
2014	8,990
2015	7,610
2016	7,377
2017	6,758
Thereafter	28,770
$68,497

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

Purchase Commitments

At December 31, 2012, the Company, or its affiliates, had certain non-cancellable commitments which were not included on the consolidated balance sheets at that date. These include outstanding capital purchase commitments of approximately $13.8 million, wafer purchase commitments of approximately $27.1 million under a supply agreement with Telefunken Semiconductors International LLC ("Telefunken") and wafer purchase commitments of approximately $43.9 million under a supply agreement with LFoundry Rousset SAS ("LFoundry").

Contingencies

Legal Proceedings

The Company is party to various legal proceedings. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations and statement of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described below or other legal proceedings that were not deemed material as of December 31, 2012, there exists the possibility of a material adverse effect on the Company’s financial position, results of operations and cash flows. The Company has accrued for losses related to the litigation described below that it considers probable and for which the loss can be reasonably estimated. In the event that a probable loss cannot be reasonably estimated, it has not accrued for such losses. As the Company continues to monitor these matters or other matters that were not deemed material as of December 31, 2012, its determination could change, however, and we may decide, at some future date, to establish an appropriate reserve. With respect to each of the matters below, except where noted otherwise, management has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at December 31, 2012. Management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. Except as otherwise noted, management does not believe that the amount of loss or a range of possible losses is reasonably estimable.

Infineon Litigation.  On April 11, 2011, Infineon Technologies A.G. and Infineon Technologies North America Corporation (collectively, “Infineon”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. Infineon alleges that the Company is infringing 11 Infineon patents and seeks a declaration that three of the Company’s patents are either invalid or not infringed. On July 5, 2011, the Company answered Infineon’s complaint, and filed counterclaims seeking a declaration that each of the 11 asserted Infineon patents is invalid and not infringed. The Company also counterclaimed for infringement of six of the Company’s patents and breach of contract related to Infineon’s breach of a confidentiality agreement. On July 29, 2011, Infineon answered these counterclaims and sought a declaration that the Company’s patents were either invalid or not infringed. On March 13, 2012, the Company filed amended counterclaims that alleged Infineon’s infringement of four additional Atmel patents. On March 31, 2012, Infineon answered these counterclaims and sought a declaration that the Company’s newly asserted patents were either invalid or not infringed. On December 4, 2012, the Court issued its Markman ruling, in which it interpreted as a matter of law certain disputed terms in the asserted patent claims. On December 28, 2012, the Court granted the Company and Infineon's joint request to dismiss, without prejudice, four patents per side.  The trial of these claims currently is scheduled to commence in early 2014, and the Company intends to prosecute its claims and defend vigorously against Infineon's claims.

From time to time, the Company is notified of claims that its products may infringe patents, or other intellectual property, issued to other parties. The Company periodically receives demands for indemnification from its customers with respect to intellectual property matters. The Company also periodically receives claims relating to the quality of its products, including claims for additional labor costs, costs for replacing defective parts, reimbursement to customers for damages incurred in correcting defective products, costs for product recalls or other damages. Receipt of these claims and requests occurs in the ordinary course of the Company’s business, and the Company responds based on the specific circumstances of each event. The Company undertakes an accrual for losses relating to those types of claims when it considers those losses “probable” and when a reasonable estimate of loss can be determined.

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

The following table summarizes the activity related to the product warranty liability for the years ended December 31, 2012, 2011 and 2010.

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(In thousands)
Balance at beginning of period	$5,746	$4,019	$4,225
Accrual for warranties during the period, net of change in estimate	3,672	7,383	3,779
Actual costs incurred	(4,586)	(5,656)	(3,985)
Balance at end of period	$4,832	$5,746	$4,019

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

Note 12 INCOME TAXES
The components of income before income taxes were as follows:

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(In thousands)
U.S.	$(19,956)	$125,905	$102,590
Foreign	62,194	255,285	13,762
Income before income taxes	$42,238	$381,190	$116,352
The provision for (benefit from) income taxes consists of the following:

		Years Ended
		December 31, 2012	December 31, 2011	December 31, 2010
		(In thousands)
Federal	Current	$10,378	$2,454	$(142,191)
	Deferred	4,501	5,982	(88,291)
State	Current	(5)	172	58
	Deferred	(494)	(2,064)	(20,041)
Foreign	Current	3,757	18,979	8,495
	Deferred	(6,344)	40,677	(64,753)
Provision for (benefit from) income taxes		$11,793	$66,200	$(306,723)
The Company's effective tax rate differs from the U.S. Federal statutory income tax rate as follows:

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
U.S. Federal statutory income tax rate	35.00%	35.00%	35.00%
State tax	(0.23)	0.22	0.65
Effect of foreign operations	(2.55)	(15.52)	(40.37)
Recognition of tax credits	(10.04)	(2.95)	(56.22)
Net operating loss and future deductions not currently benefited	—	—	27.82
Change of valuation allowance	1.04	(0.09)	(100.33)
Audit settlements and IRS refunds	—	0.20	(129.42)
Other, net (1)	4.70	0.51	(0.75)
Effective tax provision rate	27.92%	17.37%	(263.62)%
_________________________________________

(1)	Included in Other, net, are adjustments related to return to provision true-up, unrecognized tax benefit ("UTB"), withholding taxes and non-deductible stock compensation.
For the years ended December 31, 2012 and 2011, the significant components of the tax provision were from operations in jurisdictions with operating profits. The Company's effective tax rate for the years ended December 31, 2012 and 2011 was lower than the statutory federal income tax rate of 35%, primarily due to income recognized in lower tax rate jurisdictions and the recognition of foreign R&D credits.
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
Deferred income taxes
The tax effects of temporary differences that constitute significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31, 2012	December 31, 2011
	(In thousands)
Deferred income tax assets:
Net operating losses	$53,500	$33,324
Research and development, foreign tax and other tax credits	55,051	45,327
Accrued liabilities	31,519	33,124
Fixed assets	42,711	42,501
Intangible assets	8,331	12,356
Deferred income	5,007	8,391
Stock-based compensation	9,084	6,830
Unrealized foreign exchange translation	4,801	4,651
Other	4,878	4,832
Total deferred income tax assets	214,882	191,336
Deferred income tax liabilities:
Fixed assets	(55)	(57)
Deferred income	(846)	(693)
Unremitted earnings of foreign subsidiaries	(2,548)	(5,075)
Foreign losses subject to recapture	(14,837)	(15,170)
Other	(267)	—
Total deferred tax liabilities	(18,553)	(20,995)
Less valuation allowance	(41,271)	(38,742)
Net deferred income tax assets	$155,058	$131,599
Reported as:
Current deferred tax assets(1)	$53,105	$10,239
Current deferred tax liabilities(2)	(304)	—
Non-current deferred tax assets(3)	102,315	121,417
Non-current deferred tax liabilities(4)	(58)	(57)
Net deferred income tax assets	$155,058	$131,599
_________________________________________

(1)	Included within Prepaids and other current assets on the consolidated balance sheets and short-term tax attributes.

(2)	Included within Accrued and other liabilities on the consolidated balance sheets.

(3)	Included within Other assets on the consolidated balance sheets and long-term tax attributes.

(4)	Included within Other long-term liabilities on the consolidated balance sheets.
Similar to the Company's position during the fourth quarter of 2011, it concluded that it was more likely than not that it would be able to realize the benefit of a significant portion of its deferred tax assets in the future, except certain assets related to state and some foreign net operating losses and state tax credits, including R&D credit carry forwards. As a result, the Company continues to provide a full valuation allowance on the deferred tax assets relating to those items for year ended December 31, 2012.
As a result of certain realization requirements of the accounting standard for stock-based compensation, the table of deferred tax assets and liabilities shown above does not include deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The Company uses the "with and without" method to determine the order in which tax attributes are utilized. The Company only recognizes excess tax benefits from stock-based awards in additional paid-in capital if an incremental tax benefit is realized from a reduction in taxes payable, after all other tax attributes currently available to the Company have been utilized. In addition, the Company accounts for the indirect effects of stock-based awards on other tax attributes, such as research tax credits, through the consolidated statements of operations. The tax benefit realized from stock options exercised during 2012 was $1.3 million.
As of December 31, 2012, income taxes were provided on the undistributed earnings in Atmel Automotive, Atmel Rousset, Atmel Nantes, Atmel BV, Atmel Switzerland, and Atmel SARL. In determining the tax liability, the Company has accounted for potential gross-up of foreign taxes and expected foreign tax credits determined on the basis of U.S. tax rules governing earnings and profits computations in these jurisdictions. The Company continues to assert indefinite re-investment with respect to the earnings and profits of its other foreign subsidiaries (other than earnings subject to current U.S. tax under subpart F or Section 956 of the Internal Revenue Code) amounting to approximately $389.6 million as it is currently the Company's intention to reinvest these earnings indefinitely in operations outside the U.S. The Company estimates that its U.S. cash needs will be met from its prospective business operations and it will not need to repatriate cash (earnings) from its foreign jurisdictions to the US.
The Company's tax attribute carry forwards as of December 31, 2012 consist of the following:

Tax Attribute	December 31, 2012	Nature of Expiration
	(In thousands)
Foreign net operating loss carry forwards	$164,491	beginning of 2013
State net operating loss carry forwards	502,349	2013-2032
Federal R&D credits, net of those related to stock option deductions	5,126	beginning of 2020
Federal R&D credits related to stock option deductions	29,314	beginning of 2020
State R&D credits	14,817	indefinite
Foreign tax credits	43,973	beginning of 2020
State investment tax credits	8,255	beginning of 2013
Foreign R&D credits	32,203	refundable
The Company believes it may not be able to utilize portions of the net operating loss carry forwards in non-U.S. jurisdictions before they expire, starting in 2013.
Unrecognized tax benefits
The Company recognizes uncertain tax positions only to the extent that management believes that it is more-likely-than-not that the position will be sustained. The reconciliation of the beginning and ending amount of gross UTB is as follows:

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(In thousands)
Balance at January 1	$67,967	$63,593	$182,552
Tax Positions Related to Current Year:
Additions	10,270	8,794	35,810
Tax Positions Related to Prior Years:
Additions	793	—	—
Reductions	(1,877)	(568)	(34)
Lapse of Statute of Limitation	(4,314)	(1,672)	(2,239)
Settlements	(147)	(2,180)	(152,496)
Balance at December 31	$72,692	$67,967	$63,593
Included in the UTBs at December 31, 2012, 2011 and 2010, are $27.2 million, $25.2 million and $24.7 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2012, 2011 and 2010, are $45.5 million, $42.8 million and $38.9 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets.
The table above includes unrecognized tax benefits associated with the refundable foreign R&D credits, including additions due to positions taken in the current year and reductions for the completion of income tax audits or expiration of the related statute of limitations.
Increases or decreases in unrecognizable tax benefits could occur over the next twelve months due to tax law changes, unrecognized tax benefits established in the normal course of business, or the conclusion of ongoing tax audits in various jurisdictions around the world. The Company believes that before December 31, 2013, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. As such, after the Company reaches settlement with the tax authorities, the Company expects to record a corresponding adjustment to its unrecognized tax benefits. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $10.0 million in the next twelve months.
The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. The Company regularly assesses its tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.

Income tax audits
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2001 through 2012 tax years generally remain subject to examination by federal and most state tax authorities. For significant foreign jurisdictions, the 2001 through 2012 tax years generally remain subject to examination by their respective tax authorities.
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
The Company's policy is to recognize interest and/or penalties related to income tax matters in its income tax provision. In the years ended December 31, 2012, 2011 and 2010, the Company recognized expense (credits) related to interest and penalties in the consolidated statements of operations of $0.4 million, $0.5 million and $(45.8) million, respectively. The total amount of interest and penalties accrued on the consolidated balance sheets as of December 31, 2012 and 2011 was $1.8 million and $1.4 million, respectively.
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

The aggregate net pension expense relating to these two plans are as follows:

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(In thousands)
Service costs	$1,290	$1,289	$1,577
Interest cost	1,447	1,326	1,568
Amortization of actuarial (gain) loss	(55)	67	(49)
Settlement and other related (gains) losses	(12)	(726)	1,149
Net pension period cost	$2,670	$1,956	$4,245

Settlement and other related gains for the years ended December 31, 2012 were insignificant. Settlement and and other related gains of $0.7 million for the year ended December 31, 2011 related to restructuring activity in the Company’s Rousset, France operations initiated in the second quarter of 2010. Settlement and other related losses of $1.1 million for the year ended December 31, 2010 consisted of $0.9 million related to the sale of the Company’s manufacturing operations in Rousset, France which was recorded as a charge to cost of revenue and $0.2 million related to the Company’s sale of its Secure Microcontroller Solutions business which was recorded as a charge to research and development expenses in the consolidated statements of operations.

The change in projected benefit obligation during the years ended December 31, 2012 and 2011 and the accumulated benefit obligation at December 31, 2012 and 2011, were as follows:

	December 31, 2012	December 31, 2011
	(In thousands)
Projected benefit obligation at beginning of the year	$29,751	$26,898
Service costs	1,290	1,289
Interest costs	1,447	1,326
Transfer of obligation upon sale	—	(91)
Settlement	(12)	(726)
Amendments and plan transfers	—	422
Actuarial loss	9,196	199
Benefits paid	(360)	(182)
Foreign currency exchange rate changes	(691)	616
Projected benefit obligation at end of the year	$40,621	$29,751
Accumulated benefit obligation at end of the year	$34,216	$24,069
As the defined benefit plans are unfunded, the liability recognized on the consolidated balance sheets as of December 31, 2012 was $40.6 million, of which $0.5 million is included in accrued and other liabilities and $40.1 million million is included in other long-term liabilities. The liability recognized on the consolidated balance sheets as of December 31, 2011 was $29.8 million, of which $0.5 million is included in accrued and other liabilities and $29.3 million is included in other long-term liabilities.
Actuarial assumptions used to determine benefit obligations for the plans were as follows:

Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Assumed discount rate	2.7-3.9%	4.6-5.3%	4.7-5.0%
Assumed compensation rate of increase	2.4-3.0%	2.5-3.0%	2.1-4.0%
The discount rate is based on the quarterly average yield for Euros treasuries with a duration of 30 years, plus a supplement for corporate bonds (Euros, AA rating).
Future estimated expected benefit payments over the next 10 years are as follows:

Years Ending December 31:
(In thousands)
2013	$544
2014	535
2015	596
2016	1,143
2017	1,003
2018 through 2022	9,465
$13,286
The Company’s pension liability represents the present value of estimated future benefits to be paid.
With respect to the Company’s unfunded pension plans in Europe, for the year ended December 31, 2012, a change in assumed discount rate and compensation rate used to calculate the present value of pension obligation resulted in an increase in pension liability of $6.8 million, which was charged to accumulated other comprehensive income in stockholders’ equity.
The Company’s net pension period cost for 2013 is expected to be approximately $3.4 million. Cash funding for benefits paid was $0.4 million for the year ended December 31, 2012. The Company expects total contribution to these plans to be approximately $0.5 million in 2013.

Amounts recognized in accumulated other comprehensive income consist of net actuarial loss of $5.1 million and an actuarial gain of $1.7 million at December 31, 2012 and 2011, respectively. Net actuarial gains expected to be minimal and will be recognized as a component of net periodic pension benefit cost during 2013, which is included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity and comprehensive income as of December 31, 2012.
Note 14 OPERATING AND GEOGRAPHICAL SEGMENTS

The Company designs, develops, manufactures and sells semiconductor integrated circuit products. The Company’s segments represent management’s view of the Company’s businesses and how it allocates Company resources and measures performance of its major components. Each segment consists of product families with similar requirements for design, development and marketing. Each segment requires different design, development and marketing resources to produce and sell products. Atmel’s four operating and reportable segments are as follows:

•
Microcontrollers. This segment includes Atmel's capacitive touch products, including maXTouch and QTouch, AVR 8-bit and 32-bit products, ARM based products, Atmel's 8051 8-bit products, and designated commercial wireless products, including low power radio and SOC products that meet Zigbee and Wi-Fi specifications. XSense related products are also included as part of this segment.

•
Nonvolatile Memories. This segment includes serial interface electrically erasable programmable read-only memory (“SEEPROM”), electrically erasable programmable read-only ("EEPROM") and erasable programmable read-only memory (“EPROM”) devices. This segment also includes products with military and aerospace applications. In the third quarter of 2012, the Company sold its serial flash product line.

•	Radio Frequency (“RF”) and Automotive. This segment includes automotive electronics, wireless and wired devices for industrial, consumer and automotive applications and foundry services.

•
Application Specific Integrated Circuit (“ASIC”). This segment includes custom application specific integrated circuits designed to meet specialized single‑customer requirements for their high performance devices, including products that provide hardware security for embedded digital systems, products with military and aerospace applications and application specific standard products for space applications, power management and secure cryptographic memory products.

The Company evaluates segment performance based on revenue and income or loss from operations excluding acquisition-related charges, restructuring charges, asset impairment charges, impairment on receivables from foundry supplier, credit from reserved grant income and gain on sale of assets. Interest and other (expense) income, net, foreign exchange gains and losses and income taxes are not measured by operating segment. Because the Company’s segments reflect the manner in which management reviews its business, they necessarily involve subjective judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect products, technologies or applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments.

Segments are defined by the products they design and sell. They do not make sales to each other. The Company’s net revenue and segment income (loss) from operations for each reportable segment for the years ended December 31, 2012, 2011 and 2010 are as follows:

Information about Reportable Segments

	Micro- Controllers	Nonvolatile Memories	RF and Automotive	ASIC	Total
	(In thousands)
Year ended December 31, 2012
Net revenue from external customers	$892,839	$170,736	$174,237	$194,298	$1,432,110
Segment income (loss) from operations	22,994	21,057	(12,004)	42,496	$74,543
Year ended December 31, 2011
Net revenue from external customers	$1,113,579	$255,683	$202,013	$231,778	$1,803,053
Segment income from operations	235,478	55,721	16,962	64,009	$372,170
Year ended December 31, 2010
Net revenue from external customers	892,301	277,179	188,090	286,490	$1,644,060
Segment income from operations	$158,888	$39,839	$14,341	$13,008	$226,076

The Company's primary products are semiconductor integrated circuits, which it has concluded constitutes a group of similar products. Therefore, it is impracticable to differentiate the revenues from external customers for each product sold. The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.

Reconciliation of Segment Information to Consolidated Statements of Operations

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(In thousands)
Total segment income from operations	$74,543	$372,170	$226,076
Unallocated amounts:
Acquisition-related charges	(7,388)	(5,408)	(1,600)
Restructuring charges	(23,986)	(20,064)	(5,253)
Impairment of receivables due from foundry supplier	(6,495)	—	—
Asset Impairment Charges	—	—	(11,922)
Credit from reserved grant income	10,689	—	—
Gain (loss) on sale of assets	—	35,310	(99,767)
Consolidated income from operations	$47,363	$382,008	$107,534

Geographic sources of revenue were as follows:

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(In thousands)
United States	$189,699	$249,887	$260,091
Germany	175,930	237,777	207,305
France	28,343	31,231	55,107
Japan	51,141	57,376	46,671
China, including Hong Kong	451,642	531,561	489,480
Singapore	41,637	42,982	42,819
South Korea	178,547	223,967	143,213
Taiwan	67,806	135,650	115,559
Rest of Asia-Pacific	72,128	71,048	70,958
Rest of Europe	149,104	193,558	177,274
Rest of the World	26,133	28,016	35,583
Total net revenue	$1,432,110	$1,803,053	$1,644,060

Net revenue is attributed to regions based on ship-to locations.

The Company had two customers that accounted for 12% and 10%, respectively, of net revenue in the year ended December 31, 2012. No single customer accounted for more than 10% of net revenue in any of the years ended December 31, 2011 and 2010. Two distributors accounted for 14% and 12% of accounts receivable at December 31, 2012 and one customer accounted for 10% of accounts receivable at December 31, 2012. Two distributors accounted for 15% and 14%, respectively, of accounts receivable at December 31, 2011.

Physical locations of tangible long-lived assets as of December 31, 2012 and 2011 were as follows:

	December 31, 2012	December 31, 2011
	(In thousands)
United States	$85,044	$81,777
Philippines	61,594	71,332
Germany	17,602	20,681
France	28,000	30,277
Rest of Asia-Pacific	38,842	59,906
Rest of Europe	9,547	10,534
Total	$240,629	$274,507

Excluded from the table above are auction-rate securities of $1.1 million and $2.3 million at December 31, 2012 and 2011, respectively, which are included in other assets on the consolidated balance sheets. Also excluded from the table above as of December 31, 2012 and 2011 are goodwill of $104.4 million and $67.7 million, respectively, intangible assets, net of $27.3 million and $20.6 million, respectively, and deferred income tax assets of $102.3 million and $121.4 million, respectively.

Note 15 SALE OF ASSETS

(Gain) Loss on Sale of Assets

	Years Ended
	December 31, 2011	December 31, 2010
	(in thousands)
San Jose Corporate Headquarters	$(33,428)	$—
Secure Microcontroller Solutions	—	5,715
Rousset, France	—	94,052
Dream, France	(1,882)	—
Total (gain) loss on sale of assets	$(35,310)	$99,767

Serial Flash Product Line

On September 28, 2012, the Company completed the sale of its serial flash product line. Under the terms of the sale agreement, the Company transferred assets to the buyer, who assumed certain liabilities, in return for cash consideration of $25.0 million. As part of the sale transactions, the Company has also granted the buyer an exclusive option to purchase the Company's remaining $7.0 million of serial flash inventory, of which the buyer has purchased $1.9 million as of December 31, 2012. The Company has, therefore, classified the remaining $5.1 million of serial flash inventory as assets held-for-sale, which are presented as part of other current assets on the Company's consolidated balance sheets at December 31, 2012. The Company has recorded a deferred gain of $4.4 million, which is presented as part of accrued liabilities on the Company's consolidated balance sheets as of December 31, 2012.

Sale of Former San Jose Corporate Headquarters
On August 30, 2011, the Company completed the sale of its former San Jose corporate headquarters and adjacent parcels of land for an aggregate sale price of $48.5 million. The net book value of the properties sold was approximately $12.3 million on the closing date and the Company recorded a gain of $33.4 million in the year ended December 31, 2011, which is summarized below:

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
Secure Microcontroller Solutions
On September 30, 2010, the Company completed the sale of its SMS business to INSIDE Contactless S.A. ("INSIDE"). Under the terms of the sale agreement, the Company transferred certain assets and employee liabilities to INSIDE in return for cash consideration of $37.0 million, subject to a working capital adjustment. Cash proceeds of $5.0 million were deposited in escrow by INSIDE to secure the payment of potential post-sale losses and was subsequently released to the Company during the first half of 2012. The Company also entered into other ancillary agreements, including technology licensing and transition services for certain supply arrangements, testing, and engineering services. The Company recorded a loss on sale of $5.7 million, which is summarized below:

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
In connection with the SMS sale, Atmel and INSIDE entered into an escrow agreement, under which $5.0 million of the sales price was deposited into escrow for a period of twenty months from the date of sale to secure potential losses. Upon termination of the escrow period, the escrow, less any validated and paid or outstanding claims for losses, will be released to Atmel. The escrow amount is not considered contingent consideration and, therefore, is included in the loss on sale recognized for the year ended December 31, 2010. The full amount of the escrow was released in the first half of 2012.
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
In connection with the SMS sale, the Company participated in INSIDE's preferred stock offering and invested $3.9 million in INSIDE. This represented an approximate 3% ownership interest in INSIDE at the time of the investment. This equity investment does not provide the Company with any decision making rights that are significant to the economic performance of INSIDE and the Company is shielded from economic losses and do not participate fully in INSIDE's residual economics. INSIDE susbsequently went public during 2012 and the Company has classified this as an equity investment included as part of short term investments on the balance sheet.
The sale of the SMS business unit did not qualify as discontinued operations as it did not meet the requirement to be considered a component of an entity.
Rousset, France
On June 23, 2010, the Company closed the sale of its manufacturing operations in Rousset, France to LFoundry. Under the terms of the agreement, the Company transferred manufacturing assets and related liabilities valued at $61.6 million to the buyer in return for nominal cash consideration. In connection with the sale, the Company entered into certain other ancillary agreements, including a Manufacturing Services Agreement ("MSA") under which a subsidiary of the Company agreed to purchase wafers for four years following the closing on a "take-or-pay" basis. Upon closing of this transaction, the Company recorded a loss on sale of $94.1 million, which is summarized in the following table:

(In thousands)
Net assets transferred	$61,646
Fair value of Manufacturing Services Agreement	92,417
Currency translation adjustment	(97,367)
Severance cost liability	27,840
Transition services	4,746
Selling costs	3,173
Other related costs	1,597
Loss on Sale of Assets	$94,052
As future and historical wafer purchases under the MSA were negotiated at pricing above their fair value, an affiliate of the Company recorded a liability in conjunction with the sale, representing the present value of the unfavorable purchase commitment. To determine the liability, current market prices for wafers from unaffiliated, well-known third party foundries were obtained, taking into consideration minimum volume requirements as specified in the contract, process technology, industry pricing trends and other factors. The difference between the contract prices and the market prices over the term of the agreement totaled $103.7 million as of June 30, 2010. The present value of this liability totaled $92.4 million (discount rate of 7%) and is included in loss on sale of assets in the consolidated statements of operations. The discount rate was determined based on publicly-traded debt for companies comparable to the Company. The present value of the liability is reduced over the term of the MSA as the wafers are purchased and the present value discount of $11.2 million is being recognized as interest expense over the same term. The MSA liability was reduced by $34.5 million, $31.9 million and $14.9 million for wafers purchased in the years ended December 31, 2012, 2011 and 2010, respectively.  The amount for the year ended December 31, 2012 included $3.3 million related to the impact of modification of the agreement in the second quarter 2012. The Company recorded $2.3 million, $4.5 million and $2.9 million in interest expense relating to the MSA in the years ended December 31, 2012, 2011 and 2010, respectively.
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
The Company has retained a single share ownership interest in the entity that acquired the manufacturing operations (the "entity") sold to LFoundry. This minority equity interest provides limited protective rights to the Company, but no decision-making rights that are significant to the economic performance of the entity. The Company is an equity holder that is shielded from economic losses and does not participate in the entity's residual economics; accordingly, the Company has concluded that its interest in the entity is an interest in a VIE. In determining whether the Company is the primary beneficiary of LFoundry, it identified LFoundry's significant activities and the parties that have the power to direct them, determined LFoundry's equity, profit and loss participation, and reviewed LFoundry's funding and operating agreements. Based on the above factors, the Company determined that it is not the primary beneficiary of LFoundry and hence does not consolidate LFoundry in its financial statements. The Company's maximum exposure related to LFoundry is not expected to be significantly in excess of the amounts recorded and it does not intend to provide any other support to LFoundry, financial or otherwise.

Asset Impairment Charges
The Company assesses the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the Company may not be able to recover the asset's carrying amount. The Company measures the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. The Company classifies long-lived assets to be disposed of other than by sale as held and used until they are disposed, including assets not available for immediate sale in their present condition. The Company reports assets to be disposed of by sale as held for sale and recognizes those assets and liabilities on the consolidated balance sheets at the lower of carrying amount or fair value, less cost to sell. Assets classified as held for sale are not depreciated.
Property and equipment previously included in the disposal group and reclassified to held and used in December 2009 totaled $110.4 million. In connection with this reclassification, the Company assessed the fair value of the property and the equipment to be retained and concluded that the fair value of the property was lower than its carrying value less depreciation expense that would have been recognized had the asset (disposal group) been continuously classified as held and used. As a result, the Company recorded an impairment charge in 2009. For the year ended December 31, 2010, the Company determined that certain assets should instead remain with the Company. As a result, the Company reclassified property and equipment to held and used in the quarter ended June 30, 2010. In connection with this reclassification, the Company assessed the fair value of these assets to be retained and concluded that the fair value of the assets was lower than its carrying value less depreciation expense that would have been recognized had the assets been continuously classified as held and used. As a result, the Company recorded additional asset impairment charges of $11.9 million in the second quarter of 2010.
Note 16 RESTRUCTURING CHARGES

The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the years ended December 31, 2012, 2011 and 2010.

	Q3'08	Q2'10	Q2'12	Q4'12	Total 2012 Activity
	(In thousands)
January 1, 2012	$301	$1,846	$—	$—	$2,147
Charges - Employee termination costs, net of change in estimate	—	924	11,724	10,843	23,491
Charges - Other	—	—	—	495	495
Payments - Employee termination costs	(301)	(1,902)	(4,486)	(2,973)	(9,662)
Foreign exchange (gain) loss	—	(429)	180	—	(249)
December 31, 2012	$—	$439	$7,418	$8,365	$16,222

	Q3'02	Q2'08	Q3'08	Q1'09	Q2'10	Total 2011 Activity
	(In thousands)
January 1, 2011	$1,592	$3	$460	$136	$1,286	$3,477
Charges (credits) - Employee termination costs, net of change in estimate	—	(3)	—	—	21,659	21,656
Credit - Other	(1,592)	—	—	—	—	(1,592)
Payments - Employee termination costs	—	—	—	—	(21,461)	(21,461)
Payments - Other	—	—	—	(136)	—	(136)
Currency Translation Adjustment	—	—	15	—	1,165	1,180
Foreign exchange gain	—	—	(174)	—	(803)	(977)
December 31, 2011	$—	$—	$301	$—	$1,846	$2,147

	Q3'02	Q2'08	Q3'08	Q1'09	Q2'10	Total 2010 Activity
	(In thousands)
January 1, 2010	$1,592	$4	$557	$318	$—	$2,471
Charges - Employee termination costs, net of change in estimate	—	—	—	986	4,267	5,253
Payments - Employee termination costs	—	—	(44)	(954)	(2,965)	(3,963)
Payments - Other	—	—	—	(182)	—	(182)
Currency Translation Adjustment	—	(1)	(53)	(32)	(16)	(102)
December 31, 2010	$1,592	$3	$460	$136	$1,286	$3,477

2012 Restructuring Charges

For the year ended December 31, 2012, the Company recorded restructuring charges of $23.5 million related to workforce reductions. The Company also recorded restructuring charges of $0.5 million related to the termination of leases that were no longer required after we reduced our workforce. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities. The Company paid $9.7 million related to employee termination costs for the year ended December 31, 2012. The Company expects to pay the remaining amount accrued over the course of the next twelve months.

2011 Restructuring Charges

For the year ended December 31, 2011, the Company implemented cost reduction actions, primarily targeting a reduction of labor costs. The Company incurred restructuring charges of $21.7 million for the year ended December 31, 2011 related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities. The Company recorded a restructuring credit of $1.6 million for the year ended December 31, 2011 related to resolution of a litigation matter. The Company paid $21.5 million related to employee termination costs for the year ended December 31, 2011.

2010 Restructuring Charges

For the year ended December 31, 2010, the Company incurred restructuring charges of $5.3 million related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities. The Company paid $4.0 million related to employee termination costs for the year ended December 31, 2010. The Company expects to pay the remaining amount over the course of the next twelve months.

Note 17 LOSS FROM EUROPEAN FOUNDRY ARRANGEMENTS

In December 2009, a subsidiary entered into a take-or-pay agreement to purchase wafers from a European foundry that had acquired one of its former European manufacturing operations. In connection with the anticipated expiration of this agreement, the Company has notified customers, in the fourth quarter of 2012, of its end-of-life process and requested that customers provide to the Company last-time-buy orders. To the extent that the Company believes it has excess wafers that remain after satisfying anticipated customer demand, the Company estimated a probable loss for those excess wafers, which was approximately $10.6 million. The Company, therefore, recorded a charge in that amount to cost of revenue in the consolidated statements of operations for the year ended December 31, 2012.

In June 2010, in connection with the sale of one of the Company's former European manufacturing operations, the Company leased facilities to the acquirer of those operations and have charged that acquirer rent and other occupancy costs. In the fourth quarter of 2012, the Company recorded a loss of $6.5 million on receivables from that tenant based on financial and other circumstances affecting the collectibility of those receivables, which is reflected under the caption of impairment of receivables from foundry supplier in the consolidated statements of operations for the year ended December 31, 2012.

Note 18 NET INCOME PER SHARE

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

A reconciliation of the numerator and denominator of basic and diluted net income per share is as follows:

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(In thousands, except per share data)
Net income	$30,445	$314,990	$423,075
Weighted-average shares - basic	433,017	455,629	458,482
Dilutive effect of incremental shares and share equivalents	4,565	7,044	11,098
Weighted-average shares - diluted	437,582	462,673	469,580
Net income per share:
Basic
Net income per share - basic	$0.07	$0.69	$0.92
Diluted
Net income per share - diluted	$0.07	$0.68	$0.90

The following table summarizes securities which were not included in the “Weighted-average shares — diluted” used for calculation of diluted net income per share, as their effect would have been anti-dilutive:

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(In thousands)
Employee stock options and restricted stock units outstanding	4,718	1,977	2,095

Note 19 INTEREST AND OTHER (EXPENSE) INCOME, NET

Interest and other (expense) income, net, are summarized in the following table:

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)
Interest and other (expense) income	$(1,358)	$177	$3,154
Interest expense	(4,130)	(7,028)	(7,535)
Foreign exchange transaction gains	363	6,033	13,199
Total	$(5,125)	$(818)	$8,818

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Atmel Corporation:

We have audited the accompanying consolidated balance sheet of Atmel Corporation and subsidiaries (the Company) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as set forth under Item 15(a)(2). We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements, financial statement schedule, and an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atmel Corporation and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Atmel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Santa Clara, California
February 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Atmel Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2011 present fairly, in all material respects, the financial position of Atmel Corporation and its subsidiaries (the “Company") at December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the two years in the period ended December 31, 2011 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 28, 2012

Schedule II
ATMEL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2012, 2011 and 2010

	Balance at Beginning of Year	Changes to Expense		Deductions‑ Write-offs	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts receivable:
Year ended December 31, 2012	$11,833	$(18)		$(810)	$11,005
Year ended December 31, 2011	$11,847	$(14)		$—	$11,833
Year ended December 31, 2010	$11,930	$(76)		$(7)	$11,847
Valuation/Allowance for deferred tax assets:
Year ended December 31, 2012	$38,742	$2,935		$(406)	$41,271
Year ended December 31, 2011	$85,755	$(47,013)		$—	$38,742
Year ended December 31, 2010	$197,407	$(111,652)	(1)	$—	$85,755

(1)	Includes a tax benefit of $116.7 million attributable to the release of valuation allowances, as disclosed in Note 12 of the consolidated financial statements.

UNAUDITED QUARTERLY FINANCIAL INFORMATION
The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended December 31, 2012 and 2011:

Year Ended December 31, 2012(1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net revenue	$357,837	$368,200	$360,990	$345,083
Gross profit	152,367	161,887	155,526	131,539
Net income (loss)	$20,387	$754	$21,636	$(12,332)
Basic net income per share:
Net income (loss) per share	$0.05	$0.00	$0.05	$(0.03)
Weighted‑average shares used in basic net income (loss) per share calculations	440,265	433,616	430,845	429,312
Diluted net income per share:
Net income (loss) per share	$0.05	$0.00	$0.05	$(0.03)
Weighted‑average shares used in diluted net income (loss) per share calculations	444,927	436,851	433,295	429,312

Year Ended December 31, 2011(2)(3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net revenue	$461,427	$478,642	$479,375	$383,609
Gross profit	235,385	247,800	240,391	184,657
Net income	$74,553	$90,870	$116,706	$32,861
Basic net income per share:
Net income per share	$0.16	$0.20	$0.25	$0.07
Weighted‑average shares used in basic net income per share calculations	456,489	456,753	457,721	451,582
Diluted net income per share:
Net income per share	$0.16	$0.19	$0.25	$0.07
Weighted‑average shares used in diluted net income per share calculations	470,022	469,882	466,862	456,514

(1)
The Company recorded restructuring charges (credits) of $11.0 million, $(1.4) million and $14.4 million in the quarters ended December 31, 2012, September 30, 2012 and June 30, 2012, respectively. The Company recorded acquisition-related charges of $1.9 million, $1.5 million, $2.0 million and $2.0 million in the quarters ended December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012, respectively. The Company recorded a loss related to a foundry arrangement of $10.6 million and an impairment of receivables from a foundry supplier of $6.5 million in the quarter ended December 31, 2012.

(2)
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

(3)
In the three months ended June 30, 2011, the Company recorded an out-of-period adjustment to reverse test and assembly subcontractor accruals for $6.9 million, related to cost of revenue for the three month period ended March 31, 2011. In addition, in the three months ended June 30, 2011, the Company corrected excess depreciation for certain fixed assets for $1.7 million, related to research and development for the three month periods ended March 31, 2011. The correction of these errors resulted in an increase to the Company's net income of $8.6 million for the three months ended June 30, 2011. Management assessed the impact of these errors and concluded that the amounts were not material, either individually or in the aggregate, to any prior periods' annual or interim financial statements, nor was the impact of the errors in the three months ended June 30, 2011 material to the financial statements for the year ended December 31, 2011 included herein. On that basis, the Company recorded these corrections, in the aggregate, in the three months ended June 30, 2011.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. This evaluation was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using the criteria in Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS
Executive Officers of the Registrant
The corporate executive officers of Atmel, who are elected by and serve at the discretion of the Board of Directors, and their ages (as of January 31, 2013), are as follows:

Name	Age	Position
Steven Laub	54	President and Chief Executive Officer and Director
Tsung‑Ching Wu	62	Executive Vice President, Office of the President and Director
Stephen Cumming	42	Vice President Finance and Chief Financial Officer
Scott Wornow	50	Senior Vice President, Chief Legal Officer and Secretary
Robert Valiton	49	Senior Vice President, RF and Automotive and Nonvolatile Memory Segments
Jamie Samath	42	Vice President, Corporate Controller
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
Tsung‑Ching Wu has served as a director of Atmel since 1985, as Executive Vice President, Office of the President since 2001, and served as Executive Vice President and General Manager from January 1996 to January 2001 and as Vice President, Technology from January 1986 to January 1996. Mr. Wu holds degrees in electrical engineering from the National Taiwan University (B.S.), the State University of New York at Stony Brook (M.S.) and the University of Pennsylvania (Ph.D.).
Stephen Cumming has served as Atmel’s Vice President Finance and Chief Financial Officer since July 2008. Prior to joining Atmel, Mr. Cumming was the Vice President of Business Finance for Fairchild Semiconductor International Inc., from 2005 to July 2008, and was responsible for all business unit finance, corporate financial planning and analysis, manufacturing finance, and sales and marketing finance. Mr. Cumming joined Fairchild in 1997 as Controller for its European Sales and Marketing operations, based in the United Kingdom. From 2000 until 2005, he was Director of Finance for the Discrete Products Group, based in San Jose. Prior to joining Fairchild, Mr. Cumming held various financial management positions at National Semiconductor Corporation. Mr. Cumming received a degree in business from the University of Surrey (B.S.), in the United Kingdom, and is a UK Chartered Management Accountant.
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
Robert Valiton has served as Atmel’s Senior Vice President, General Manager since March 2011. Prior to that, Mr. Valiton served as Vice President of Sales for Americas, EMEA and Global Sales Operations from December 2008 to March 2011 and as Vice President of Americas Sales and Global Sales Operations from April 2007 to December 2008. Prior to joining Atmel, Mr. Valiton spent 15 years with other semiconductor manufacturing companies in a variety of sales management positions. Mr. Valiton holds a degree from the University of Massachusetts at Lowell (B.S).
Jamie Samath serves as Atmel’s Vice President, Corporate Controller and was appointed as the Company’s Principal Accounting Officer, effective December 2011. Prior to joining Atmel, Mr. Samath spent over 20 years with National Semiconductor, where he most recently served as Vice President of Finance and Corporate Controller. Mr. Samath holds a degree from London Metropolitan University (B.A.)
There is no family relationship between any of our executive officers or directors.
The other information required by this Item regarding directors, Section 16 filings, the Registrant’s Audit Committee and our Code of Ethics/Standards of Business Conduct is set forth under the captions “Election of Directors,” “Section 16(a) Beneficial

Ownership Reporting Compliance” and “Corporate Governance — Board Meetings and Committees — Audit Committee” and “Corporate Governance — Code of Ethics/Standards of Business Conduct” in the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders (the “2013 Proxy Statement”), and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item regarding compensation of the Registrant’s directors and executive officers is set forth under the captions “Executive Compensation,” “Executive Compensation — Compensation Committee Report” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in the 2013 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item regarding beneficial ownership of the Registrant’s Common Stock by certain beneficial owners and management of Registrant, as well as equity compensation plans, is set forth under the captions “Security Ownership” and “Executive Compensation - Equity Compensation Plan Information” in the 2013 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this Item regarding certain relationships and related transactions with management and director independence is set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance — Independence of Directors” in the 2013 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item regarding principal accounting fees and services is set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm — Fees of Company Auditors, KPMG LLP, and Fees of Former Company Auditors PricewaterhouseCoopers LLP, Incurred by Atmel” in the 2013 Proxy Statement and is incorporated herein by reference.
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

ATMEL CORPORATION

February 26, 2013	By:	/s/ STEVEN LAUB
Steven Laub President and Chief Executive Officer

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on February 26, 2013 on behalf of the Registrant and in the capacities indicated:

Signature	Title
s/ STEVEN LAUB	President, Chief Executive Officer and Director(principal executive officer)
Steven Laub

/s/ STEPHEN CUMMING	Vice President Finance and Chief Financial Officer(principal financial officer)
Stephen Cumming

/s/ JAMIE SAMATH	Vice President, Corporate Controller(principal accounting officer)
Jamie Samath

/s/ TSUNG‑CHING WU	Director
Tsung‑Ching Wu

/s/ DR. EDWARD ROSS	Director
Dr. Edward Ross

/s/ DAVID SUGISHITA	Director
David Sugishita

Director
Papken Der Torossian

/s/ JACK L. SALTICH	Director
Jack L. Saltich

/s/ CHARLES CARINALLI	Director
Charles Carinalli

EXHIBITS INDEX

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

10.3+	2005 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on May 20, 2011).
10.4+
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

10.7+
Stock Option Fixed Exercise Date Forms (which are incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on January 8, 2007 and Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on April 15, 2008).

10.8+
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

10.10+
Change of Control and Severance Plan (which is incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Commission File No. 0-19032)

10.11+
Description of Fiscal 2012 Executive Bonus Plan (which is incorporated herein by reference to Item 5.02 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on March 30, 2012.

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

10.15+
Separation Agreement dated as of November 19, 2012, between Registrant and Walt Lifsey (which is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on November 21, 2012).

21.1	Subsidiaries of Registrant
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on the signature pages hereof)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
  _________________________________________

+ Indicates management compensatory plan, contract or arrangement
* Portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by the Commission.