Form 10-Q
period 2013-03-31
ATMEL CORP
filed 2013-05-10
CIK 872448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013

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

On April 30, 2013, the Registrant had 428,626,005 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 31, 2013

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands, except per share data)
Net revenue	329,143	357,837
Operating expenses
Cost of revenue	197,838	205,470
Research and development	68,308	66,289
Selling, general and administrative	63,577	69,855
Acquisition-related charges	2,255	1,956
Restructuring charges	42,814	—
Recovery of receivables from foundry supplier	(439)	—
Credit from reserved grant income	—	(10,689)
Gain on sale of assets	(4,430)	—
Settlement charges	21,600	—
Total operating expenses	391,523	332,881
(Loss) income from operations	(62,380)	24,956
Interest and other income (expense), net	352	(224)
(Loss) income before income taxes	(62,028)	24,732
Benefit from (provision for) income taxes	14,361	(4,345)
Net (loss) income	(47,667)	20,387
Basic net (loss) income per share:
Net (loss) income per share	$(0.11)	$0.05
Weighted-average shares used in basic net (loss) income per share calculations	428,999	440,265
Diluted net (loss) income per share:
Net (loss) income per share	$(0.11)	$0.05
Weighted-average shares used in diluted net (loss) income per share calculations	428,999	444,927

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Net (loss) income	$(47,667)	$20,387
Other comprehensive (loss) income, net of tax*:
Foreign currency translation adjustments	(7,683)	4,124
Actuarial losses related to defined benefit pension plans	(15)	(1,119)
Unrealized (losses) gains on investments	(339)	4,799
Other comprehensive (loss) income	(8,037)	7,804
Total comprehensive (loss) income	$(55,704)	$28,191

* Reclassification adjustments were not significant during each of the three months ended March 31, 2013 and 2012.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$242,721	$293,370
Short-term investments	2,126	2,687
Accounts receivable, net of allowance for doubtful accounts of $2,456 and $11,005, respectively	196,358	188,488
Inventories	335,814	348,273
Prepaids and other current assets	118,555	125,019
Total current assets	895,574	957,837
Fixed assets, net	210,298	221,044
Goodwill	104,581	104,430
Intangible assets, net	33,448	27,257
Other assets	153,148	122,965
Total assets	$1,397,049	$1,433,533
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$74,818	$103,980
Accrued and other liabilities	222,158	203,510
Deferred income on shipments to distributors	45,293	29,226
Total current liabilities	342,269	336,716
Other long-term liabilities	111,583	100,179
Total liabilities	453,852	436,895
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	—	—
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 428,618 at March 31, 2013 and 428,593 at December 31, 2012	429	429
Additional paid-in capital	884,208	881,945
Accumulated other comprehensive (loss) income	(1,625)	6,412
Retained earnings	60,185	107,852
Total stockholders’ equity	943,197	996,638
Total liabilities and stockholders’ equity	$1,397,049	$1,433,533

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(47,667)	$20,387
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	19,937	18,610
Non-cash (gains) losses on sale of fixed assets, net	(466)	365
Recovery of receivables from foundry supplier	(439)	—
Other non-cash losses (gains), net	737	(764)
(Recovery of) provision for doubtful accounts receivable	(33)	83
Accretion of interest on long-term debt	260	330
Share-based compensation expense	14,762	19,327
Excess tax benefit on share-based compensation	(650)	(971)
Non-cash acquisition-related and other charges	—	1,317
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(7,837)	7,863
Inventories	13,528	20,000
Current and other assets	(31,697)	21,497
Trade accounts payable	(30,608)	13,779
Accrued and other liabilities	42,153	(51,217)
Deferred income on shipments to distributors	16,067	(10,001)
Net cash (used in) provided by operating activities	(11,953)	60,605
Cash flows from investing activities
Acquisitions of fixed assets	(4,099)	(7,386)
Proceeds from the sale of business	5,092	—
Acquisition of businesses, net of cash acquired	(25,852)	—
Acquisitions of intangible assets	(1,000)	(1,000)
Sales or maturities of marketable securities	—	1,000
Net cash used in investing activities	(25,859)	(7,386)
Cash flows from financing activities
Repurchases of common stock	(15,436)	(96,175)
Proceeds from issuance of common stock	6,917	7,747
Tax payments related to shares withheld for vested restricted stock units	(3,744)	(5,433)
Excess tax benefit on share-based compensation	650	971
Net cash used in financing activities	(11,613)	(92,890)
Effect of exchange rate changes on cash and cash equivalents	(1,224)	(1,398)
Net decrease in cash and cash equivalents	(50,649)	(41,069)
Cash and cash equivalents at beginning of the period	293,370	329,431
Cash and cash equivalents at end of the period	$242,721	$288,362

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (the “Company” or “Atmel”) and its subsidiaries as of March 31, 2013 and the results of operations and comprehensive (loss) income for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012. All intercompany balances have been eliminated. Because all of the annual disclosures required by U.S. generally accepted accounting principles ("GAAP") are not included, as permitted by the rules of the Securities and Exchange Commission (the “SEC”), these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The December 31, 2012 year-end balance sheet data was derived from the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and do not include all of the disclosures required by GAAP. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, or for the entire year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates in these financial statements include provisions for excess and obsolete inventory, sales reserves and allowances, share-based compensation expense, allowances for doubtful accounts receivable, estimates for useful lives associated with long-lived assets, recoverability of goodwill and intangible assets, restructuring charges, liabilities for uncertain tax positions and deferred tax asset valuation allowances. Actual results could differ materially from those estimates.

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

Inventories are comprised of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Raw materials and purchased parts	$15,634	$19,963
Work-in-progress	233,910	231,614
Finished goods	86,270	96,696
	$335,814	$348,273

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

In March 2012, the Greek government executed a ministerial decision related to an outstanding state grant previously made to a Greek subsidiary of the Company. Based on the execution of the ministerial decision and the subsequent publication of that decision by the Greek government, the Company determined that its Greek subsidiary would not be required to repay the full amount of that grant. As a result, the Company recognized a benefit of $10.7 million in its results for the three months ended March 31, 2012 resulting from the reversal of a reserve previously established for that grant. The outstanding balance of the grant owed to the Greek government at March 31, 2013 was $4.4 million. In April 2013, the Company's Greek subsidiary paid this amount to the Greek government, eliminating the remaining grant related obligations to the Greek government.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income. The additional requirements of ASU No. 2011-05 will result in more converged guidance on how comprehensive income is presented under GAAP and International Financial Reporting Standards ("IFRS"). With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Current GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU No. 2011-05 eliminates that option. The amended guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The amendments in ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. On October 21, 2011 the FASB decided to propose a deferral of the requirement to present reclassifications of other comprehensive income on the face of the income statement and on February 5, 2013, the FASB finalized this requirement for public entities beginning after December 15, 2012. The adoption of ASU 2011-05 did not have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

Note 2 BUSINESS COMBINATIONS
Integrated Device Technology's Smart Metering Business
On March 7, 2013, the Company completed the acquisition from Integrated Device Technology ("IDT") of its smart metering business for a cash purchase price of $10.3 million. This business is included in the Company's Microcontroller segment.
The purchase price was allocated as follows as of the closing date of the acquisition:

March 7, 2013
(In thousands)
Total purchase price	$10,263
Less:
Net tangible assets acquired	(1,374)
Intangible assets acquired:
Customer relationships	(1,200)
Developed technologies	(2,100)
Backlog	(200)
Total intangible assets	(3,500)
Goodwill	$5,389
The Company recorded $5.4 million in goodwill in connection with the acquisition. Such goodwill is deductible for tax purposes. Goodwill is not subject to amortization but will be tested annually for impairment or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.
Ozmo, Inc.
During the three month period ended March 31, 2013, the Company paid the remaining $15.6 million of the total $64.4 million purchase price for its Ozmo, Inc. ("Ozmo") acquisition, which was completed in December 2012.

Note 3 INVESTMENTS

Investments at March 31, 2013 and 2012 primarily include corporate equity securities and auction-rate securities.

All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of certain auction-rate securities as described below. Net unrealized gains and losses that are deemed to be temporary are reported within stockholders’ equity on the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive (loss) income. Unrealized losses that are deemed to be other-than-temporary are recorded in the condensed consolidated statement of operations in the period such determination is made. Gross realized gains or losses are recorded based on the specific identification method. For the three months ended March 31, 2013 and 2012, the Company's gross realized gains and losses on short-term investments were not significant. The Company’s investments are further detailed in the table below:

	March 31, 2013		December 31, 2012
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
	(In thousands)
Corporate equity securities	$2,687	$2,126	$2,687	$2,687
Auction-rate securities	983	1,066	983	1,066
	$3,670	$3,192	$3,670	$3,753
Unrealized gains	83		83
Unrealized losses	(561)		—
Net unrealized (losses) gains	(478)		83
Fair value	$3,192		$3,753
Amount included in short-term investments		$2,126		$2,687
Amount included in other assets		1,066		1,066
		$3,192		$3,753

In September 2010, in connection with the sale of the Company’s smart card business in France to INSIDE Secure (“INSIDE”), the Company received an equity interest in INSIDE, which was privately-held at the time of the investment.  In February 2012, INSIDE successfully completed an initial public offering on the NYSE Euronext stock exchange in Paris.  As a result of that public offering, the Company reclassified its investment in INSIDE to short-term investments from other assets and accounted for this investment as an available for sale security. In the fourth quarter of 2012, the Company recorded an impairment charge of $1.2 million on its investment in INSIDE, which it concluded to be other-than-temporary.

For the three months ended March 31, 2013, auctions for the Company's sole auction-rate security continued to fail and as a result this security continues to be illiquid. The Company concluded that $1.1 million of its auction-rate security is unlikely to be liquidated within the next twelve months and classified this security as a long-term investment, which is included in other assets on the consolidated balance sheets.

Contractual maturities (at adjusted cost) of available-for-sale debt securities as of March 31, 2013, were as follows:

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

Note 4 FAIR VALUE OF ASSETS AND LIABILITIES

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

The table below presents the balances of investments measured at fair value on a recurring basis at March 31, 2013:

	March 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash
Money market funds	$1,042	$1,042	$—	$—

Short-term investments
Corporate equity securities	2,126	2,126	—	—

Other assets
Auction-rate securities	1,066	—	—	1,066

Investment funds - Deferred compensation plan assets
Institutional money market funds	434	434	—	—
Fixed income	1,042	1,042	—	—
Marketable equity securities	4,091	4,091	—	—
Total institutional funds - Deferred compensation plan	5,567	5,567	—	—
Total other assets	6,633	5,567	—	1,066
Total	$9,801	$8,735	$—	$1,066

The table below presents the balances of investments measured at fair value on a recurring basis at December 31, 2012:

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash
Money market funds	$1,036	$1,036	$—	$—

Short-term investments
Corporate debt securities	2,687	2,687	—	—

Other assets
Auction-rate securities	1,066	—	—	1,066

Investment funds - Deferred compensation plan assets
Institutional money market funds	597	597	—	—
Fixed income	902	902	—	—
Marketable equity securities	3,479	3,479	—	—
Total institutional funds - Deferred compensation plan	4,978	4,978	—	—
Total other assets	6,044	4,978	—	1,066
Total	$9,767	$8,701	$—	$1,066

The Company’s investments, with the exception of its auction-rate security, are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include corporate debt securities and other obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

The Company's auction-rate security is classified within Level 3 because significant assumptions for such security are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of the Company's total assets as of March 31, 2013.

There were no changes, including any transfers, in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2013 and the year ended December 31, 2012. There were no transfers between Level 1 and 2 hierarchies for the three months ended March 31, 2013 and the year ended December 31, 2012.

Note 5 STOCKHOLDERS’ EQUITY

Share-Based Compensation

The following table summarizes share-based compensation, net of amount capitalized in inventory, included in operating results for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Cost of revenue	$1,844	$2,255
Research and development	4,608	6,763
Selling, general and administrative	8,310	10,309
Total share-based compensation expense, before income taxes	14,762	19,327
Tax benefit	(2,606)	(2,790)
Total share-based compensation expense, net of income taxes	$12,156	$16,537

Stock Options, Restricted Stock Units and Employee Stock Purchase Plan

In May 2005, Atmel’s stockholders initially approved Atmel’s 2005 Stock Plan (as amended, the “2005 Stock Plan”). As of March 31, 2013, 133.0 million shares were authorized for issuance under the 2005 Stock Plan. Under the 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options		Weighted-
			Exercise	Average
	Available for Grant	Number of Options	Price per Share	Exercise Price per Share
	(In thousands, except per share data)
Balances, December 31, 2012	6,148	6,675	$1.68-$10.01	$4.33
Restricted stock units issued	(1,182)	—	—	—
Plan adjustment for restricted stock units issued	(721)	—	—	—
Restricted stock units cancelled	319	—	—	—
Plan adjustment for restricted stock units cancelled	219	—	—	—
Performance-based restricted stock units cancelled	59	—	—	—
Plan adjustment for performance-based restricted stock units cancelled	36	—	—	—
Options cancelled/expired/forfeited	15	(15)	$3.67-$7.12	4.97
Options exercised	—	(402)	$1.68-$6.28	4.37
Balances, March 31, 2013	4,893	6,258	$1.77-$10.01	$4.33

In connection with the Company's acquisition of Ozmo in December 2012 , the Company assumed Ozmo's equity incentive plan. Excluded from the table above are 0.4 million shares assumed as part of the Ozmo acquisition. This amount is comprised of 0.3 million restricted stock units, with a weighted-average grant date fair value of $6.17, and 0.1 million options, with a weighted-average grant date fair value of $0.81. These stock options and restricted stock units remain governed by the terms and conditions of the Ozmo plan. No additional equity will be granted under the Ozmo plan.

Restricted stock units are granted from the pool of options available for grant. As the result of an amendment and restatement of the 2005 Stock Plan in May 2011, every share underlying restricted stock, restricted stock units (including performance-based restricted stock units), or stock purchase rights issued on or after May 18, 2011 (the date on which the amendment and restatement became effective) is counted against the numerical limit for options available for grant as 1.61 shares, as reflected in the table above in the line items for "Plan adjustments", except that restricted stock units (including performance-based restricted stock units), or stock purchase rights issued prior to May 18, 2011, continue to be governed by an earlier amendment to the 2005 Stock Plan that provided for a numerical limit of 1.78 shares. If shares issued pursuant to any restricted stock, restricted stock unit, or stock purchase right agreements granted on or after May 18, 2011 are cancelled, forfeited or repurchased by the Company or would otherwise return to the 2005 Stock Plan, 1.61 times the number of those shares will return to the 2005 Stock Plan and will again become available for issuance. The Company issued 15.6 million shares of restricted stock units from May 18, 2011 to March 31, 2013 (net of cancellations) resulting in a reduction, based on a 1.61 to 1.0 ratio, of 25.1 million shares available for grant under the 2005 Stock Plan from May 18, 2011 to March 31, 2013. As of March 31, 2013, there were 4.9 million shares available for issuance under the 2005 Stock Plan, or 3.0 million shares after giving effect to the 1.61 to 1.0 ratio applicable under the 2005 Stock Plan for issuances of restricted stock units made on or after May 18, 2011. The restricted stock units and stock options assumed as part of the Ozmo acquisition were not issued under the 2005 Stock Plan.

On March 29, 2013, the Company filed a proxy statement with the Securities and Exchange Commission related to its 2013 Annual Meeting. The Company's Board of Directors has recommended that stockholders approve a 25.0 million share increase in the number of shares allocated to the 2005 Stock Plan. If approved by the Company's stockholders, every share underlying restricted stock, restricted stock units (including performance-based restricted stock units), or stock purchase rights issued on or after the date on which the amendment becomes effective, will be counted against the numerical limit for options available for grant as 1.57 shares.

Restricted Stock Units

Activity related to restricted stock units is set forth below:

	Number of Units Outstanding	Weighted-Average Grant Date Fair Value
	(In thousands, except per share data)
Balances, December 31, 2012	21,944	$8.71
Restricted stock units issued	1,182	6.85
Restricted stock units vested	(1,553)	6.72
Restricted stock units cancelled	(319)	8.32
Performance-based restricted stock units cancelled	(59)	14.00
Balances, March 31, 2013	21,195	$8.75

Excluded from the table above are 0.3 million restricted stock units, with a weighted average grant date fair value of $6.17, assumed as part of the acquisition of Ozmo completed in December 2012.

During the three months ended March 31, 2013, 1.6 million restricted stock units vested, including 0.6 million units withheld for taxes. These vested restricted stock units had a weighted-average grant date fair value of $6.72 per share for the three months ended March 31, 2013. As of March 31, 2013, total unearned share-based compensation related to unvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $115.9 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 2.33 years.

For the three months ended March 31, 2012, 1.2 million restricted stock units vested, including 0.5 million units withheld for taxes. These vested restricted stock units had a weighted-average grant date fair value of $6.99 per share for the three months ended March 31, 2012.

Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying such restricted stock units are not considered issued and outstanding. Upon vesting of restricted stock units, shares withheld by the Company to pay taxes are retired.

Performance-Based Restricted Stock Units

In May 2011, the Company adopted the 2011 Long-Term Performance-Based Incentive Plan (the “2011 Plan”), which provides for the grant of restricted stock units to eligible employees. Vesting of restricted stock units granted under the 2011 Plan is subject to the satisfaction of performance metrics tied to revenue growth and operating margin over the designated performance periods. The performance periods for the 2011 Plan run from January 1, 2011 through December 31, 2013 and consist of three one-year performance periods (calendar years 2011, 2012 and 2013) and a three-year cumulative performance period. The Company did not issue any performance-based restricted stock units in the three months ended March 31, 2013. The Company issued 0.2 million performance-based restricted stock units in the three months ended March 31, 2012. The Company recorded total share-based compensation expense related to performance-based restricted stock units of $0.4 million and $4.3 million under the 2011 Plan in the three months ended March 31, 2013 and 2012, respectively. The expense recorded for the three months ended March 31, 2013 decreased from the three months ended March 31, 2012 as a result of the Company reducing its estimates regarding the probability of achieving all performance criteria and an increase in the estimated forfeiture rate for these performance-based restricted stock units resulting in a total credit of $2.4 million. The Company is required to reassess the probability of vesting at each reporting date, and any change in its forecasts may result in an increase or decrease to the expense recognized. As a result, the expense recognition for performance-based restricted stock units could change over time, requiring adjustments to the financial statements to reflect changes in management's judgment regarding the probability of achieving the performance goals.

The 2011 Plan performance metrics include revenue growth rankings for the Company relative to a semiconductor peer group or a microcontroller peer group, as determined by the Compensation Committee. In addition, in order for a participant to receive credit for a performance period, the Company must achieve a minimum operating margin during such performance period, measured on a pro forma basis as defined in the 2011 Plan, subject to adjustment by the Compensation Committee. The Compensation Committee is required by the terms of the 2011 Plan to adjust downward the pro forma operating margin threshold if an industry-wide decline in adjusted revenue for the Company's semiconductor peer companies occurs, and, if that occurs, any downward adjustment must be implemented in a manner consistent with the absolute decline in pro forma operating margin for peer companies as a group, as reviewed by the Compensation Committee. Management evaluates, on a quarterly basis, the likelihood of the Company meeting its performance metrics in determining share-based compensation expense for performance share plans.

Stock Option Awards

No options were granted in the three months ended March 31, 2013 or 2012.
As of March 31, 2013, total unearned compensation expense related to unvested stock options was approximately $1.1 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 1.40 years.
Employee Stock Purchase Plan

     Under the 2010 Employee Stock Purchase Plan (“2010 ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85% of the fair market value of the common stock at the date of commencement of the six month offering period or 85% of the fair market value on the last day of the offering period. Purchases are limited to 10% of an employee’s eligible compensation. There were 1.0 million and 0.7 million shares purchased under the 2010 ESPP for the three months ended March 31, 2013 and 2012, respectively, at an average price per share of $5.00 and $8.33, respectively. Of the 25.0 million shares authorized for issuance under the 2010 ESPP, 21.5 million shares were available for issuance at March 31, 2013.

The fair value of each purchase under the 2010 ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option-pricing model. The following assumptions were utilized to determine the fair value of the 2010 ESPP shares:

	Three Months Ended
	March 31, 2013	March 31, 2012
Risk-free interest rate	0.13%	0.15%
Expected life (years)	0.50	0.50
Expected volatility	50%	56%
Expected dividend yield	—	—

The weighted-average fair value purchase price per share under the 2010 ESPP for purchase periods beginning in the three months ended March 31, 2013 and 2012 was $1.29 and $2.27, respectively. Cash proceeds from the issuance of shares under the 2010 ESPP were $5.1 million and $5.4 million for the three months ended March 31, 2013 and 2012, respectively.

Common Stock Repurchase Program

Atmel’s Board of Directors has authorized an aggregate of $700.0 million of funding for the Company’s stock repurchase program since 2010. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of the Company’s cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities. As of March 31, 2013, $111.8 million remained available for repurchasing common stock under this program.

During the three months ended March 31, 2013 and 2012, Atmel repurchased 2.4 million and 9.5 million shares, respectively, of its common stock in the open market at an average repurchase price of $6.52 and $10.18 per share, respectively, excluding commission, and subsequently retired those shares. Common stock and additional paid-in capital were reduced by $15.4 million and $96.2 million for the three months ended March 31, 2013 and 2012, respectively, as a result of the stock repurchases.

Note 6 ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net (loss) income and comprehensive (loss) income for the Company arises from foreign currency translation adjustments, actuarial loss related to defined benefit pension plans and net unrealized loss on investments. The components of accumulated other comprehensive (loss) income at March 31, 2013 and December 31, 2012, net of tax, are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Foreign currency translation adjustments	$3,944	$11,627
Actuarial loss related to defined benefit pension plans	(5,081)	(5,066)
Net unrealized loss on investments	(488)	(149)
Total accumulated other comprehensive (loss) income	$(1,625)	$6,412

Note 7 COMMITMENTS AND CONTINGENCIES

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

Purchase Commitments

At March 31, 2013, the Company, or its affiliates, had certain non-cancellable commitments which were not included on the condensed consolidated balance sheets at that date. These include outstanding capital purchase commitments of approximately $8.0 million, wafer purchase commitments of approximately $18.1 million under a supply agreement with Telefunken Semiconductors International LLC ("Telefunken") and wafer purchase commitments of approximately $24.2 million under a supply agreement with LFoundry Rousset SAS ("LFoundry").

Contingencies

Legal Proceedings

The Company is party to various legal proceedings. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations and statement of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described below or other legal proceedings that were not deemed material as of March 31, 2013, there exists the possibility of a material adverse effect on the Company’s financial position, results of operations and cash flows. The Company has accrued for losses related to litigation that it considers probable and for which the loss can be reasonably estimated. In the event that a probable loss cannot be reasonably estimated, it has not accrued for such losses. Management makes a determination as to when a potential loss is reasonably probable based on relevant accounting literature and then includes appropriate disclosure of the contingency. As the Company continues to monitor litigation matters, whether deemed material as of March 31, 2013 or not, its determination could change, however, and the Company may decide, at some future date, to establish an appropriate reserve.

Infineon Litigation.  On April 11, 2011, Infineon Technologies A.G. and Infineon Technologies North America Corporation (collectively, “Infineon”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. Infineon alleges that the Company is infringing 11 Infineon patents and seeks a declaration that three of the Company’s patents are either invalid or not infringed. On July 5, 2011, the Company answered Infineon’s complaint, and filed counterclaims seeking a declaration that each of the 11 asserted Infineon patents is invalid and not infringed. The Company also counterclaimed for infringement of six of the Company’s patents and breach of contract related to Infineon’s breach of a confidentiality agreement. On July 29, 2011, Infineon answered these counterclaims and sought a declaration that the Company’s patents were either invalid or not infringed. On March 13, 2012, the Company filed amended counterclaims that alleged Infineon’s infringement of four additional Atmel patents. On March 31, 2012, Infineon answered these counterclaims and sought a declaration that the Company’s newly asserted patents were either invalid or not infringed. On December 4, 2012, the Court issued its Markman ruling, in which it interpreted as a matter of law certain disputed terms in the asserted patent claims. On December 28, 2012, the Court granted the Company and Infineon's joint request to dismiss, without prejudice, four patents per side.  The trial of these claims currently is scheduled to commence in early 2014. As of the date of this Quarterly Report on Form 10-Q, the Company and Infineon are engaged in discussions to resolve this matter by settlement. Based on those discussions, the Company has determined to accrue in its March 31, 2013 financial statements for payments it reasonably anticipates making in connection with a potential legal settlement. If the Company is unable to conclude a settlement of this matter on mutually agreeable terms, it will prosecute its claims against Infineon and defend vigorously against Infineon's claims. A determination to prosecute its claims and to defend vigorously against Infineon's claims in the event that an acceptable settlement is not concluded could result in a change, or reversal, of any accrual recorded in the Company's March 31, 2013 financial statements.

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

Other Contingencies

In October 2008, officials of the European Union Commission (the “Commission”) conducted an inspection at the offices of one of the Company’s French subsidiaries. The Company was informed that the Commission was seeking evidence of potential violations by Atmel or its subsidiaries of the European Union’s competition laws in connection with the Commission’s investigation of suppliers of integrated circuits for smart cards. The Company provided additional information to the Commission, as requested from time to time. On April 22, 2013, the Commission announced that it had sent several smart card suppliers a Statement of Objections setting forth the Commission's preliminary view that they may have engaged in cartel activities in the European Economic Area in breach of European Union antitrust rules. Neither Atmel nor any affiliate received the Commission's Statement of Objections or has been charged with wrongdoing, nor was Atmel a participant in the settlement discussions that reportedly occurred with the Commission regarding this investigation.

Product Warranties

The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The Company’s products are generally covered by a warranty typically ranging from 30 days to three years.

The following table summarizes the activity related to the product warranty liability for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Balance at beginning of period	$4,832	$5,746
Accrual for warranties during the period, net of change in estimate	487	1,287
Actual costs incurred	(690)	(1,309)
Balance at end of period	$4,629	$5,724

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

Note 8 INCOME TAXES

The Company estimates its annual effective tax rate at the end of each quarter. In making these estimates, the Company considers, among other things, annual pre-tax income, the geographic mix of pre-tax income and the application and interpretations of tax laws, treaties and judicial developments, in collaboration with its tax advisors, and possible outcomes of audits.

The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands, except for percentages)
(Loss) income before income taxes	$(62,028)	$24,732
Benefit from (provision for) income taxes	14,361	(4,345)
Effective tax rate	23.15%	17.57%
For the three months ended March 31, 2013 and March 31, 2012, the Company recorded an income tax benefit of $14.4 million and an income tax provision of $4.3 million, respectively. The Company's effective tax rate for the three months ended March 31, 2013 and 2012 was lower than the statutory federal income tax rate of 35%, primarily due to losses or income recognized in lower tax rate jurisdictions. The Company recorded an income tax benefit of $14.4 million for the three months ended March 31, 2013, primarily due to discrete benefits from restructuring costs incurred in various jurisdictions, settlement charges and the federal research and development tax credit which was reinstated on January 2, 2013 for two years, which was partially offset by a discrete charge from gain recognized on the sale of the serial flash product line.
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2002 through 2012 tax years generally remain subject to examination by federal and most state tax authorities. For significant foreign jurisdictions, the 2002 through 2012 tax years generally remain subject to examination by their respective tax authorities.
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
At March 31, 2013, and December 31, 2012, the Company had $35.3 million and $27.2 million of unrecognized tax benefits, respectively, which, if recognized, would affect the effective tax rate. Also at March 31, 2013 and December 31, 2012, the Company had $47.9 million and $45.5 million of unrecognized tax benefits, respectively, which, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets. The increase in unrecognized tax benefits during the three months ended March 31, 2013 is primarily due to new foreign transfer pricing reserves.
Increases or decreases in unrecognizable tax benefits could occur over the next 12 months due to tax law changes, unrecognized tax benefits established in the normal course of business, or the conclusion of ongoing tax audits in various jurisdictions around the world. The Company believes that before March 31, 2014, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. If the Company reaches settlement with the tax authorities and/or such statutes of limitation expire, the Company expects to record a corresponding adjustment to the applicable unrecognized tax benefits. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the Company estimates that the range of potential decreases in underlying uncertain tax positions may be between $0 and $10.0 million over the next 12 months, although those estimates are subject to various factors beyond the Company's control. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. The Company regularly assesses its tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.
Note 9 PENSION PLANS

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

The aggregate net pension expense relating to these two plans are as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Service cost	$461	$328
Interest cost	365	368
Amortization of actuarial loss	16	12
Net pension period cost	$842	$708

The Company’s net pension period cost for 2013 is expected to be approximately $3.4 million. Cash funding for benefits paid was $0.1 million for the three months ended March 31, 2013. The Company expects total contribution to these plans to be approximately $0.5 million in 2013.

Note 10 OPERATING AND GEOGRAPHICAL SEGMENTS

The Company designs, develops, manufactures and sells semiconductor integrated circuit products. The Company’s segments represent management’s view of the Company’s businesses and how it allocates Company resources and measures performance of its major components. Each segment consists of product families with similar requirements for design, development and marketing. Each segment requires different design, development and marketing resources to produce and sell products. Atmel’s four operating and reportable segments are as follows:

•
Microcontrollers. This segment includes Atmel's capacitive touch products, including maXTouch and QTouch, AVR 8-bit and 32-bit products, ARM based products, Atmel's 8051 8-bit products, XSense related products and designated wireless products, including low power radio and SOC products that meet ZigBee and Wi-Fi specifications.

•
Nonvolatile Memories. This segment includes electrically erasable programmable read-only ("EEPROM") and erasable programmable read-only memory (“EPROM”) devices. In the third quarter of 2012, the Company sold its serial flash product line.

•	Radio Frequency (“RF”) and Automotive. This segment includes mixed signal, high voltage and connectivity products for automotive applications, RF identification products and foundry services.

•
Application Specific Integrated Circuit (“ASIC”). This segment includes custom application specific integrated circuits designed to meet specialized single-customer requirements, including products that provide hardware security for embedded digital systems, application specific and standard products for aerospace applications, power management and secure cryptographic memory products.

The Company evaluates segment performance based on revenue and income or loss from operations excluding acquisition-related charges, restructuring charges, recovery of receivables from foundry supplier, credit from reserved grant income, gain on sale of assets and legal-related settlement charges. Interest and other income (expense), net, foreign exchange gains and income taxes are not measured by operating segment. Because the Company’s segments reflect the manner in which management reviews its business, they necessarily involve subjective judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect products, technologies or applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments.

Segments are defined by the products they design and sell. They do not sell to each other. The Company’s net revenue and segment (loss) income from operations for each reportable segment for the three months ended March 31, 2013 and 2012 are as follows:

Information about Reportable Segments

	Micro- Controllers	Nonvolatile Memories	RF and Automotive	ASIC	Total
	(In thousands)
Three months ended March 31, 2013
Net revenue from external customers	$215,468	$27,053	$46,638	$39,984	$329,143
Segment (loss) income from operations	(13,659)	3,468	2,459	7,152	$(580)
Three months ended March 31, 2012
Net revenue from external customers	$217,802	$47,733	$43,510	$48,792	$357,837
Segment income (loss) from operations	6,683	5,346	(1,937)	6,131	$16,223

The Company's primary products are semiconductor integrated circuits, which it has concluded constitute a single group of similar products. Therefore, it is impracticable to differentiate the revenues from external customers for each product sold. The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.

Reconciliation of Segment Information to Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Total segment (loss) income from operations	$(580)	$16,223
Unallocated amounts:
Acquisition-related charges	(2,255)	(1,956)
Restructuring charges	(42,814)	—
Recovery of receivables from foundry supplier	439	—
Credit from reserved grant income	—	10,689
Gain on sale of assets	4,430	—
Settlement charges	(21,600)	—
(Loss) income from operations	$(62,380)	$24,956

Geographic sources of revenue were as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
United States	$44,181	$48,190
Germany	48,584	50,925
France	6,071	9,717
Japan	10,158	9,673
China, including Hong Kong	98,690	84,099
Singapore	8,727	9,906
South Korea	43,211	62,141
Taiwan	13,292	19,871
Rest of Asia-Pacific	22,805	17,210
Rest of Europe	28,393	38,732
Rest of the World	5,031	7,373
Total net revenue	$329,143	$357,837

Net revenue is attributed to regions based on ship-to locations.

The Company had one customer and one distributor, each of which accounted for 12% of net revenue in the three months ended March 31, 2013. One customer accounted for 15% of net revenue in the three months ended March 31, 2012. Two distributors accounted for 14% and 11% of accounts receivable at March 31, 2013 and one customer accounted for 11% of accounts receivable at March 31, 2013. Three distributors accounted for 15%, 11% and 11% of accounts receivable at March 31, 2012.

Physical locations of tangible long-lived assets as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
United States	$94,624	$85,044
Philippines	57,446	61,594
Germany	24,541	17,602
France	26,851	28,000
Rest of Asia-Pacific	37,964	38,842
Rest of Europe	5,478	9,547
Total	$246,904	$240,629

Excluded from the table above is an auction-rate security of $1.1 million at each of March 31, 2013 and December 31, 2012, which is included in other assets on the condensed consolidated balance sheets. Also excluded from the table above as of March 31, 2013 and December 31, 2012 are goodwill of $104.6 million and $104.4 million, respectively, intangible assets, net of $33.4 million and $27.3 million, respectively, and deferred income tax assets of $115.4 million and $102.3 million, respectively.

Note 11 GAIN ON SALE OF ASSETS

On September 28, 2012, the Company sold its serial flash product line. Under the terms of the sale agreement, the Company transferred assets to the buyer, which assumed certain liabilities, in return for cash consideration of $25.0 million. As part of the sale transaction, the Company granted the buyer an exclusive option to purchase the Company's remaining $7.0 million of serial flash inventory, which the buyer fully exercised during the three months ended March 31, 2013. As a result of the sale of that $7.0 million of remaining inventory, the Company recorded a gain of $4.4 million in its condensed consolidated statement of operations for the three months ended March 31, 2013 to reflect receipt of payment upon exercise of the related purchase option and the completion of the sale of the serial flash product line.

Note 12 RESTRUCTURING CHARGES

The following table summarizes the activity related to the accrual for restructuring charges detailed by restructuring event for the three months ended March 31, 2013 and 2012.

March 31, 2013

	Q2'10	Q2'12	Q4'12	Q1'13	Total 2013 Activity
	(In thousands)
Balances at January 1, 2013 - Restructuring Accrual	$439	$7,418	$8,365	$—	$16,222
(Credits) charges - Employee termination costs, net of change in estimate	—	—	(460)	42,821	42,361
Charges - Other	—	—	—	453	453
Payments - Employee termination costs	—	(2,206)	(5,161)	—	(7,367)
Payments - Other	—	—	(45)	(453)	(498)
Foreign exchange gain	—	—	(16)	—	(16)
Balances at March 31, 2013 - Restructuring Accrual	$439	$5,212	$2,683	42,821	$51,155

March 31, 2012

	Q3'08	Q2'10	Total 2012 Activity
	(In thousands)
Balances at January 1, 2012 - Restructuring Accrual	$301	$1,846	$2,147
Payments - Employee termination costs	—	(741)	(741)
Foreign exchange gain	—	(226)	(226)
Balances at March 31, 2012 - Restructuring Accrual	$301	$879	$1,180

2013 Restructuring Charges

For the three months ended March 31, 2013, the Company recorded restructuring charges of $42.4 million related to workforce reductions. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities. The Company paid $7.4 million related to employee termination costs for the three months ended March 31, 2013. The Company expects to pay the remaining amount accrued over the course of the next twelve months.

Note 13 SETTLEMENT CHARGES

For the three months ended March 31, 2013, the Company recorded settlement charges of $21.6 million related to potential legal settlements undertaken in connection with actual, contemplated or anticipated litigation, or activities undertaken in preparation for, or anticipation of, possible litigation related to intellectual property.

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

A reconciliation of the numerator and denominator of basic and diluted net (loss) income per share is as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands, except per share data)
Net (loss) income	$(47,667)	$20,387
Weighted-average shares - basic	428,999	440,265
Dilutive effect of incremental shares and share equivalents	—	4,662
Weighted-average shares - diluted	428,999	444,927
Net (loss) income per share:
Basic
Net (loss) income per share - basic	$(0.11)	$0.05
Diluted
Net (loss) income per share - diluted	$(0.11)	$0.05

The following table summarizes securities which were not included in the “Weighted-average shares — diluted” used for calculation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Employee stock options and restricted stock units outstanding	9,818	2,842

Note 15 INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, are summarized in the following table:

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Interest and other income	$727	$182
Interest expense	(695)	(1,170)
Foreign exchange transaction gains	320	764
Total	$352	$(224)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our Condensed Consolidated Financial Statements and the related Notes included in this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to review and consider carefully the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2012. Atmel’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports are available, free of charge, through the “Investors” section of www.atmel.com. We make these reports available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The SEC also maintains a website located at www.sec.gov that contains Atmel’s reports filed with, or furnished to, the SEC. The information disclosed on our website is not incorporated herein and does not form a part of this Quarterly Report on Form 10-Q.
This discussion contains forward‑looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2013 and beyond. Our statements regarding the following matters also fall within the meaning of “forward looking” statements and should be considered accordingly: the expansion of the market for microcontrollers, revenue for our maXTouch products, expectations for our new XSense products, our gross margin expectations and trends, anticipated revenue by geographic area and the ongoing transition of our revenue base to Asia, expectations or trends involving our operating expenses, capital expenditures, cash flow and liquidity, our factory utilization rates, the effect and timing of new product introductions, our ability to access independent foundry capacity and the corresponding financial condition and operational performance of those foundry partners, the effects of our strategic transactions and restructuring efforts, the estimates we use in respect of the amount and/or timing for expensing unearned stock‑based compensation and similar estimates related to our performance‑based restricted stock units, our expectations regarding tax matters, the outcome of litigation (including intellectual property litigation in which we may be involved or in which our customers may be involved, especially in the mobile device sector) and the effects of exchange rates and our ongoing efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in any forward‑looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Part II Item 1A — Risk Factors, and elsewhere in this Quarterly Report on Form 10-Q. Generally, the words “may,” “will,” “could,” “should,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward‑looking statements. The information included in this Quarterly Report on Form 10-Q is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward‑looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. We undertake no obligation to update any forward‑looking statements in this Quarterly Report on Form 10-Q.
OVERVIEW

     We are one of the world’s leading designers, developers and suppliers of microcontrollers, which are self-contained computers-on-a-chip. Microcontrollers are generally less expensive, consume less power and offer enhanced programming capabilities compared to traditional microprocessors. Our microcontrollers and related products are used in many of the world’s leading smartphones, Ultrabooks, tablet devices, e-readers, wireless peripherals and other consumer and industrial electronics. They provide core functionality for such things as touch sensing, sensor and lighting management, security and encryption, wireless applications, industrial controls, building automation and battery management. We offer an extensive portfolio of capacitive touch products that integrate our microcontrollers with fundamental touch‑focused intellectual property ("IP") we have developed, and we continue to leverage our market and technology advantages to expand our product portfolio within the touch‑related eco-system. Toward that end, and as a natural extension of our touch controller business, in 2012, we announced our XSense products, a new type of touch sensor based on proprietary metal mesh technologies. We also design and sell products that are complementary to our microcontroller business, including nonvolatile memory, radio frequency, mixed‑signal and application specific integrated circuits. Our semiconductors also provide functionality for smart‑meters, commercial, residential and architectural LED-based lighting systems, touch panels used on household and industrial appliances, various aerospace, industrial and military products and systems, and numerous electronic‑based automotive components like keyless ignition and access, engine control, and lighting and entertainment systems for standard and hybrid vehicles. We continue to focus on the development of wireless products that allow devices to communicate and connect with each other. We also continue to integrate enhanced wireless capabilities into our product portfolio, including technologies such as "ZigBee" and "Wi-Fi Direct" that enable the so-called “Internet of Things,” where smart, connected devices and appliances seamlessly share data and information. We own and operate one wafer manufacturing facility in Colorado Springs, Colorado, consistent with our strategic determination made several years ago to maintain lower fixed costs and capital investment requirements.

During the three months ended March 31, 2013, we repurchased 2.4 million shares of our common stock in the open market and subsequently retired those shares under our existing stock repurchase program. As of March 31, 2013, $111.8 million remained available for common stock repurchases under this program.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31, 2013		March 31, 2012
	(in thousands, except percentage of net revenue)
Net revenue	$329,143	100.0%	$357,837	100.0%
Gross profit	131,305	39.9%	152,367	42.6%
Research and development	68,308	20.8%	66,289	18.5%
Selling, general and administrative	63,577	19.3%	69,855	19.5%
Acquisition-related charges	2,255	0.7%	1,956	0.5%
Restructuring charges	42,814	13.0%	—	—%
Recovery of receivables from foundry supplier	(439)	(0.1)%	—	—%
Credit from reserved grant income	—	—%	(10,689)	(3.0)%
Gain on sale of assets	(4,430)	(1.3)%	—	—%
Settlement charges	21,600	6.6%	$—	—%
(Loss) income from operations	$(62,380)	(19.0)%	$24,956	7.0%

Net Revenue

Our net revenue totaled $329.1 million for the three months ended March 31, 2013, a decrease of 8%, or $28.7 million, from $357.8 million in net revenue for the three months ended March 31, 2012. Revenue for the three months ended March 31, 2013 was lower than the three months ended March 31, 2012 primarily as a result of lower sales throughout our distribution channel, particularly in Asia. Revenue in the consumer and aerospace markets decreased in the three months ended March 31, 2013 as compared to the same period last year.

Net revenue denominated in Euros was 24% and 21% of total net revenue for the three months ended March 31, 2013 and March 31, 2012, respectively. Average exchange rates utilized to translate foreign currency revenue and expenses in Euros were approximately 1.33 and 1.31 Euros to the dollar for the three months ended March 31, 2013 and 2012, respectively. Our net revenue for the three months ended March 31, 2013 would have been approximately $0.9 million lower had the average exchange rate in the three months ended March 31, 2013 remained the same as the average exchange rate in effect for the three months ended March 31, 2012.

Net Revenue — By Operating Segment

Our net revenue by operating segment is summarized as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$215,468	$217,802	$(2,334)	(1)%
Nonvolatile Memory	27,053	47,733	(20,680)	(43)%
RF and Automotive	46,638	43,510	3,128	7%
ASIC	39,984	48,792	(8,808)	(18)%
Total net revenue	$329,143	$357,837	$(28,694)	(8)%

Microcontroller

Microcontroller segment net revenue decreased 1% to $215.5 million for the three months ended March 31, 2013 from $217.8 million for the three months ended March 31, 2012. Microcontroller net revenue represented 65% and 61% of total net revenue for the three months ended March 31, 2013 and March 31, 2012, respectively. Inventory held by distributors of our microcontroller products decreased significantly as of March 31, 2013 as compared to March 31, 2012.

Nonvolatile Memory

Nonvolatile Memory segment net revenue decreased 43% to $27.1 million for the three months ended March 31, 2013 from $47.7 million for the three months ended March 31, 2012. The decrease was primarily due to the sale of our Serial Flash product line in the third quarter of 2012, which accounted for 26% of the total nonvolatile memory segment revenue for the three months ended March 31, 2012.

RF and Automotive

RF and Automotive segment net revenue increased 7% to $46.6 million for the three months ended March 31, 2013 from $43.5 million for the three months ended March 31, 2012. This increase was primarily related to our mixed signal products, which rose 47% period over period.

ASIC

ASIC segment net revenue decreased 18% to $40.0 million for the three months ended March 31, 2013 from $48.8 million for the three months ended March 31, 2012. Our aerospace business revenue decreased approximately 31% during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily from reduced market demand.

Net Revenue by Geographic Area

Our net revenue by geographic area for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, is summarized in the table below. Revenue is attributed to regions based on the location to which we ship. See Note 10 of Notes to Condensed Consolidated Financial Statements for further discussion.

	Three Months Ended
	March 31, 2013	March 31, 2012	Change	% Change
	(in thousands, except for percentages)
Asia	$196,883	$202,900	$(6,017)	(3)%
Europe	83,048	99,374	(16,326)	(16)%
United States	44,181	48,190	(4,009)	(8)%
Other*	5,031	7,373	(2,342)	(32)%
Total net revenue	$329,143	$357,837	$(28,694)	(8)%
_________________________________________
*  Primarily includes South Africa, and Central and South America

Net revenue outside the United States accounted for 87% of our net revenue for both the three months ended March 31, 2013 and 2012.

Our net revenue in Asia decreased $6.0 million, or 3%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The decrease in Asia for the three months ended March 31, 2013, compared to the three months ended March 31, 2012 was primarily due to weaker demand in the industrial market. In the three months ended March 31, 2013, our Asian distributors significantly reduced their inventory of our products as compared to the three months ended March 31, 2012. Net revenue for the Asia region was 60% and 57% of total net revenue for the three months ended March 31, 2013 and 2012, respectively.

Our net revenue in Europe decreased $16.3 million, or 16%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The decrease in this region for the three months ended March 31, 2013, compared to the three months ended March 31, 2012 was primarily a result of the continued decline in industrial, military and aerospace markets. Net revenue for the Europe region was 25% and 28% of total net revenue for the three months ended March 31, 2013 and 2012, respectively.

Our net revenue in the United States decreased by $4.0 million, or 8%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. This decrease resulted from a continued decline in consumer and industrial markets, which were primarily affected by lower revenue for energy-related products. Net revenue for the U.S. region was 13% of total net revenue for both the three months ended March 31, 2013 and 2012.

Revenue and Costs — Impact from Changes to Foreign Exchange Rates

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies was 24% and 21% of our total net revenue for the three months ended March 31, 2013 and 2012, respectively.

Costs denominated in foreign currencies were 18% of our total costs for both the three months ended March 31, 2013 and 2012.

Average exchange rates utilized to translate foreign currency revenue and expenses denominated in Euros were approximately 1.33 and 1.31 Euros to the dollar for the three months ended March 31, 2013 and 2012, respectively.

For the three months ended March 31, 2013, changes in foreign exchange rates had an favorable overall effect on our operating results. Our net revenue for the three months ended March 31, 2013 would have been approximately $0.9 million lower had the average exchange rate in the three months ended March 31, 2013 remained the same as the average rate in effect for the three months ended March 31, 2012. Our loss from operations would have been approximately $0.4 million higher had the average exchange rate in the three months ended March 31, 2013 remained the same as the average exchange rate in the three months ended March 31, 2012.

We continue to monitor the economic situation in Europe, which remains uncertain. The elimination of the Euro as a common currency, the withdrawal of member states from the Eurozone or other events affecting the liquidity, volatility or use of the Euro could have a significant effect on our revenue and operations if any of those events were to occur.

Gross Margin

Gross margin declined to 39.9% for the three months ended March 31, 2013, compared to 42.6% for the three months ended March 31, 2012. Gross margin in the three months ended March 31, 2013 was negatively affected by lower sales, a weaker pricing environment and adverse manufacturing variances. Over the past several years, we transitioned our business to a "fab-lite" manufacturing model, lowering our fixed costs and capital investment requirements by selling manufacturing operations and transitioning to foundry partners. We own and operate one wafer fabrication facility in Colorado Springs, Colorado.

Inventory decreased to $335.8 million at March 31, 2013 from $348.3 million at December 31, 2012 primarily related to improved inventory management and higher sales. Inventory write-downs, if undertaken, may affect our results of operations, including gross margin, depending on the nature of those adjustments. If the demand for certain semiconductor products declines or does not materialize as we expect, we could be required to record additional write-downs, which would adversely affect our gross margin.

For the three months ended March 31, 2013, we manufactured approximately 47% of our products in our own wafer fabrication facility compared to 56% for the three months ended March 31, 2012.

Our cost of revenue includes the costs of wafer fabrication, assembly and test operations, inventory write-downs, royalty expense, freight costs and share-based compensation expense. Our gross margin as a percentage of net revenue fluctuates depending on product mix, manufacturing yields, utilization of manufacturing capacity, reserves for excess and obsolete inventory, and average selling prices, among other factors.

Research and Development

Research and development ("R&D") expenses increased 3%, or $2.0 million, to $68.3 million for the three months ended March 31, 2013 from $66.3 million for the three months ended March 31, 2012. R&D expenses for the three months ended March 31, 2013, were unfavorably affected by approximately $0.7 million of foreign exchange rate fluctuations, compared to rates in effect for the three months ended March 31, 2012. As a percentage of net revenue, R&D expenses totaled 21% for the three months ended March 31, 2013, compared to 19% for the three months ended March 31, 2012.

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

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses decreased 9%, or $6.3 million, to $63.6 million for the three months ended March 31, 2013 from $69.9 million for the three months ended March 31, 2012. The decrease is primarily a result of lower share-based compensation charges and other employee-related charges. SG&A expenses were unfavorably affected by approximately $0.4 million of foreign exchange rate fluctuations, compared to rates in effect for the three months ended March 31, 2012. As a percentage of net revenue, SG&A expenses decreased to 19% of net revenue for the three months ended March 31, 2013, compared to 20% for the three months ended March 31, 2012.

Share-Based Compensation

We primarily issue restricted stock units to our employees as equity compensation. Employees may also participate in an Employee Stock Purchase Program that offers the ability to purchase stock through payroll withholdings at a discount to market price.

Share-based compensation cost for stock options is based on the fair value of the award at the measurement date (grant date). The compensation amount for those options is calculated using a Black-Scholes option valuation model. For restricted stock unit awards, the compensation amount is determined based upon the market price of our common stock on the grant date. Share-based compensation for restricted stock units, other than performance-based units described below, is recognized as an expense over the applicable vesting term for each employee receiving restricted stock units.

The recognition as expense of the fair value of performance-related share-based awards is determined based upon management’s estimate of the probability and timing for achieving the associated performance criteria, utilizing the fair value of the common stock on the grant date. Share-based compensation for performance-related awards is recognized over the estimated performance period, which may vary from period to period based upon management’s estimates regarding the likelihood of achieving relevant performance criteria.

The following table summarizes share-based compensation included in operating results for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Cost of revenue	$1,844	$2,255
Research and development	4,608	6,763
Selling, general and administrative	8,310	10,309
Total share-based compensation expense, before income taxes	14,762	19,327
Tax benefit	(2,606)	(2,790)
Total share-based compensation expense, net of income taxes	$12,156	$16,537

In May 2011, we adopted the 2011 Long-Term Performance-Based Incentive Plan (the “2011 Plan”), which provides for the grant of restricted stock units to eligible employees. Vesting of restricted stock units granted under the 2011 Plan is subject to the satisfaction of performance metrics tied to revenue growth and operating margin over the designated performance periods. The performance periods for the 2011 Plan run from January 1, 2011 through December 31, 2013 and consist of three one-year performance periods (calendar years 2011, 2012 and 2013) and a three year cumulative performance period. We did not issue any performance-based restricted stock units in the three months ended March 31, 2013. We issued 0.2 million performance-based restricted stock units in the three months ended March 31, 2012. We recorded total share-based compensation expense related to performance-based restricted stock units of $0.4 million and $4.3 million under the 2011 Plan in the three months ended March 31, 2013 and 2012, respectively. The expense recorded for the three months ended March 31, 2013 decreased from the three months ended March 31, 2012 as a result of reducing our estimates regarding the probability of achieving all performance criteria and an increase in the estimated forfeiture rate for these performance-based restricted stock units resulting in a total credit of $2.4 million. We are required to reassess the probability of vesting at each reporting date, and any change in its forecasts may result in an increase or decrease to the expense recognized. As a result, the expense recognition for performance-based restricted stock units could change over time, requiring adjustments to the financial statements to reflect changes in our judgment regarding the probability of achieving the performance goals.

The 2011 Plan performance metrics include revenue growth rankings for us relative to a semiconductor peer group or a microcontroller peer group, as determined by the Compensation Committee. In addition, in order for a participant to receive credit for a performance period, we must achieve a minimum operating margin during such performance period, measured on a pro forma basis as defined in the 2011 Plan, subject to adjustment by the Compensation Committee. The Compensation Committee is required by the terms of the 2011 Plan to adjust downward the pro forma operating margin threshold if an industry-wide decline in adjusted revenue for our semiconductor peer companies occurs, and, if that occurs, any downward adjustment must be implemented in a manner consistent with the absolute decline in pro forma operating margin for peer companies as a group, as reviewed by the Compensation Committee. We evaluate, on a quarterly basis, the likelihood of meeting our performance metrics in determining share-based compensation expense for performance share plans. To the extent that aspects of a performance-based compensation plan such as ours are adjusted in the discretion of a compensation committee, the exercise of that discretion, notwithstanding that it is expressly permitted by the terms of a plan, may result in plan compensation awarded to named executive officers not being deductible.  Our Compensation Committee has retained the discretion to implement our 2011 Plan, notwithstanding any potential loss of deductibility, in the manner that it believes most effectively achieves the objectives of our compensation philosophies.

Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding.

Acquisition-Related Charges

We recorded total acquisition-related charges of $2.3 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively, related to amortization of our various acquisitions since 2008.

Included in those acquisition-related charges is amortization of $1.9 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog. We estimate that charges related to amortization of intangible assets will be approximately $4.1 million for the remainder of 2013.

We also recorded other compensation related charges for these acquisitions of $0.4 million and $0.6 million for the three months ended March 31, 2013 and 2012.

Gain on Sale of Assets

On September 28, 2012, we sold our serial flash product line. Under the terms of the sale agreement, we transferred assets to the buyer, who assumed certain liabilities, in return for cash consideration of $25.0 million. As part of the sale transaction, we granted the buyer an exclusive option to purchase our remaining $7.0 million of serial flash inventory, which the buyer fully exercised during the three months ended March 31, 2013. As a result of the sale of that $7.0 million of remaining inventory, we recorded a gain of $4.4 million in our condensed consolidated statement of operations for the three months ended March 31, 2013 to reflect receipt of payment upon exercise of the related purchase option and the completion of the sale of the serial flash product line.

Restructuring Charges

The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the three months ended March 31, 2013 and 2012:

March 31, 2013

	Q2'10	Q2'12	Q4'12	Q1'13	Total 2013 Activity

Balances at January 1, 2013 - Restructuring Accrual	$439	$7,418	$8,365	$—	$16,222
Charges - Employee termination costs, net of change in estimate	—	—	(460)	42,821	42,361
Charges - Other	—	—	—	453	453
Payments - Employee termination costs	—	(2,206)	(5,161)	—	(7,367)
Payments - Other	—	—	(45)	(453)	(498)
Foreign exchange (gain) loss	—	—	(16)	—	(16)
Balances at March 31, 2013 - Restructuring Accrual	$439	$5,212	$2,683	42,821	$51,155

March 31, 2012

	Q3'08	Q2'10	Total 2012 Activity
	(In thousands)
Balances at January 1, 2012 - Restructuring Accrual	$301	$1,846	$2,147
Payments - Employee termination costs	—	(741)	(741)
Foreign exchange (gain) loss	—	(226)	(226)
Balances at March 31, 2012 - Restructuring Accrual	$301	$879	$1,180

2013 Restructuring Charges

For the three months ended March 31, 2013, we recorded restructuring charges of $42.4 million related to workforce reductions, which we anticipate will result in cost savings for us in the future. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.

Settlement Charges

For the three months ended March 31, 2013, we recorded settlement charges of $21.6 million related to potential legal-related settlements undertaken in connection with actual, contemplated or anticipated litigation, or activities undertaken in preparation for, or anticipation of, possible litigation related to intellectual property.

Credit from Reserved Grant Income

In March 2012, the Greek government executed a ministerial decision related to an outstanding state grant previously made to a Greek subsidiary. Consequently, we recognized a benefit of $10.7 million in our results for the three months ended March 31, 2012 resulting from the reversal of a reserve previously established for that grant. The outstanding balance of the grant owed to the Greek government at March 31, 2013 was $4.4 million. In April 2013, our Greek subsidiary paid this amount to the Greek government, eliminating the remaining grant related obligations to the Greek government.

Interest and Other Income (Expense), Net

	Years Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Interest and other income	$727	$182
Interest expense	(695)	(1,170)
Foreign exchange transaction gains	320	764
Total	$352	$(224)

Interest and other income (expense), net, for the three months ended March 31, 2013 resulted in income of $0.4 million when compared to an expense of $0.2 million in the same period in 2012. We continue to have balance sheet exposures in foreign currencies subject to exchange rate fluctuations and may incur further gains or losses in the future as a result of such foreign exchange exposures.

Benefit from (Provision for) Income Taxes

For the three months ended March 31, 2013 and March 31, 2012, we recorded an income tax benefit of $14.4 million and an income tax provision of $4.3 million, respectively.
We estimate our annual effective tax rate at the end of each quarter. In making these estimates, we, in consultation with our tax advisors, consider, among other things, annual pre-tax income, the geographic mix of pre-tax income and the application and interpretations of tax laws, treaties and judicial developments and the possible outcomes of audits.
Our effective tax rate for the three months ended March 31, 2013 and 2012 was lower than the statutory federal income tax rate of 35%, primarily due to losses or income recognized in lower tax rate jurisdictions.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. Our 2002 through 2012 tax years generally remain subject to examination by federal and most state tax authorities. For significant foreign jurisdictions, the 2002 through 2012 tax years generally remain subject to examination by their respective tax authorities.
At March 31, 2013, and December 31, 2012, we had $35.3 million and $27.2 million of unrecognized tax benefits, respectively, which, if recognized, would affect the effective tax rate. Also at March 31, 2013 and December 31, 2012, we had $47.9 million and $45.5 million of unrecognized tax benefits, respectively, which, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets. The increase in unrecognized tax benefits during the three months ended March 31, 2013 is primarily due to new foreign transfer pricing reserves accrued by the Company during such period.
Increases or decreases in unrecognizable tax benefits could occur over the next twelve months due to tax law changes, unrecognized tax benefits established in the normal course of business, or the conclusion of ongoing tax audits in various jurisdictions around the world. We believe that before December 31, 2013, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. If we reach a settlement with tax authorities and/or such statutes of limitations expire, we expect to record a corresponding adjustment to the applicable unrecognized tax benefits. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, we estimate that the range of potential decreases in underlying uncertain tax positions may be between $0 and $10.0 million during the next twelve months, although those estimates are subject to various factors beyond our control. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. We regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business.
Liquidity and Capital Resources

At March 31, 2013, we had $244.8 million of cash, cash equivalents and short-term investments, compared to $296.1 million at December 31, 2012. The decrease in cash balances during the first quarter of 2013 resulted principally from payments made for two acquisitions completed at the end of 2012, a prepayment made to Conductive Inject Technologies related to XSense production, timing of vendor payables and customer receivables and common stock repurchases. Our current asset to liability ratio, calculated as total current assets divided by total current liabilities, was 2.62 at March 31, 2013 compared to 2.84 at December 31, 2012. Working capital, calculated as total current assets less total current liabilities, decreased to $553.3 million at March 31, 2013, compared to $621.1 million at December 31, 2012. Cash used in operating activities was $12.0 million for the three months ended March 31, 2013 compared to cash provided by operating activities of $60.6 million for the three months ended March 31, 2012, and capital expenditures totaled $4.1 million and $7.4 million for the three months ended March 31, 2013 and 2012, respectively, with the decrease resulting primarily from a reduction in the purchase of testing equipment.

As of March 31, 2013, of the $244.8 million aggregate cash and cash equivalents and short-term investments held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $189.7 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

Operating Activities

Net cash used in operating activities was $12.0 million for the three months ended March 31, 2013, compared to cash provided by operating activities of $60.6 million for the three months ended March 31, 2012. Net cash used in operating activities for the three months ended March 31, 2013 was determined primarily by adjusting net loss of $47.7 million for certain non-cash charges for depreciation and amortization of $19.9 million and share-based compensation charges of $14.8 million.

Accounts receivable increased by 4% or $7.9 million to $196.4 million at March 31, 2013, from $188.5 million at December 31, 2012. The average number of days of accounts receivable outstanding increased to 54 days for the three months ended March 31, 2013 from 50 days for the three months ended December 31, 2012 primarily due to higher shipments in the third month of the quarter.

Inventories decreased to $335.8 million at March 31, 2013 from $348.3 million at March 31, 2012. Inventories consist of raw wafers, purchased foundry wafers, work-in-process and finished units. Our number of days of inventory increased to 154 days for the three months ended March 31, 2013 from 148 days for the three months ended December 31, 2012.

Investing Activities

Net cash used in investing activities was $25.9 million and $7.4 million for the three months ended March 31, 2013 and March 31, 2012, respectively. For the three months ended March 31, 2013, we paid $4.1 million for acquisitions of fixed assets, compared to $7.4 million in the three months ended March 31, 2012 resulting principally from reduced purchases of testing equipment. During the three months ended March 31, 2013, we paid $25.9 million for acquisitions, net of cash acquired.

We anticipate expenditures for capital purchases in 2013 to be relatively consistent with 2012, and to be used principally to maintain existing manufacturing operations and to expand manufacturing capacity for our XSense product.

Financing Activities

Net cash used in financing activities was $11.6 million and $92.9 million for the three months ended March 31, 2013 and 2012, respectively. The cash used was primarily related to stock repurchases of $15.4 million in the three months ended March 31, 2013, compared to $96.2 million in the three months ended March 31, 2012 and tax payments related to shares withheld for vested restricted stock units of $3.7 million for the three months ended March 31, 2013, compared to $5.4 million for the three months ended March 31, 2012. During the three months ended March 31, 2013, we repurchased 2.4 million shares of our common stock in the open market and subsequently retired those shares under our existing stock repurchase program. As of March 31, 2013, $111.8 million remained available for repurchases under this program. Proceeds from the issuance of common stock related to exercises of stock options and our employee stock purchase plan totaled $6.9 million and $7.7 million for the three months ended March 31, 2013 and 2012, respectively.

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

During the next twelve months, we expect our operations to continue to generate positive cash flow. However, a portion of cash balances may be used to make capital expenditures, repurchase common stock, or make acquisitions. During 2013 and in future years, our ability to make necessary capital investments or strategic acquisitions will depend on our ability to continue to generate sufficient cash flow from operations and to obtain adequate financing if necessary. We believe we have sufficient working capital to fund our future operations with $244.8 million in cash, cash equivalents and short-term investments as of March 31, 2013 together with expected future cash flows from operations.

Off-Balance Sheet Arrangements (Including Guarantees)

See the paragraph under the heading “Guarantees” in Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of off-balance sheet arrangements.

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

We believe that the estimates, assumptions and judgments involved in provisions for revenue, excess and obsolete inventory, sales reserves and allowances, share-based compensation expense, allowances for doubtful accounts receivable, estimates for useful lives associated with long-lived assets, recoverability of goodwill and intangible assets, restructuring charges, liabilities for uncertain tax positions, deferred tax asset valuation allowances and litigation have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results, although there can be no assurance that results will not differ in the future. The critical accounting estimates associated with these policies are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K filed with the SEC on February 26, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available-for-sale, and consequently record them on the condensed consolidated balance sheets at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through March 31, 2013.

Foreign Currency Risk

When we take an order denominated in a foreign currency we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be affected by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, all costs will increase if the local currency strengthens against the dollar. This impact is determined assuming that all foreign currency denominated transactions that occurred for the three months ended March 31, 2013 were recorded using the average foreign currency exchange rates in the three months ended March 31, 2012. We do not use derivative instruments to hedge our foreign currency risk.

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies was 24% and 21% of our total net revenue for the three months ended March 31, 2013 and 2012.

Costs denominated in foreign currencies were 18% of our total costs for both the three months ended March 31, 2013 and 2012.

Average exchange rates utilized to translate foreign currency revenue and expenses in Euros were approximately 1.33 and 1.31 Euros to the dollar for the three months ended March 31, 2013 and 2012.

For the three months ended March 31, 2013, changes in foreign exchange rates had a favorable overall effect on our operating results. Our net revenue for the three months ended March 31, 2013 would have been approximately $0.9 million lower had the average exchange rate in the current year remained the same as the average rate in effect for the three months ended March 31, 2012. Our loss from operations would have been approximately $0.4 million higher had the average exchange rate in the three months ended March 31, 2013 remained the same as the average exchange rate in the ended March 31, 2012.

We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 25% and 18% of our accounts receivable were denominated in foreign currency as of March 31, 2013 and December 31, 2012, respectively.

Similarly, we face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 7% and 8% of our accounts payable were denominated in foreign currencies at March 31, 2013 and December 31, 2012, respectively. All of our debt obligations were denominated in foreign currencies at both March 31, 2013 and December 31, 2012. We have not historically sought to hedge our foreign currency exposure, although we may determine to do so in the future.

There remains ongoing uncertainty regarding the future of the Euro as a common currency and the Eurozone. While we continue to monitor the situation, the elimination of the Euro as a common currency, the withdrawal of member states from the Eurozone or other events affecting the liquidity, volatility or use of the Euro could have a significant effect on our revenue and operations.

Liquidity and Valuation Risk

        Approximately $1.1 million of our investment portfolio was invested in an auction-rate security at both March 31, 2013 and December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation our Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and our Interim Chief Financial Officer, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Atmel have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal proceedings. Our management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations and statement of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described in Note 7 of Notes to Condensed Consolidated Financial Statements, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows. For more information regarding certain of these proceedings, see Note 7 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference into this Item. We have accrued for losses related to litigation described in Note 7 of Notes to Condensed Consolidated Financial Statements that we consider probable and for which the loss can be reasonably estimated. We make a determination as to when a potential loss is reasonably probable based on relevant accounting literature and then include appropriate disclosure of the contingency. As we continue to monitor litigation matters, whether deemed material as of March 31, 2013 or not, our determination could change, however, and we may decide, at some future date, to establish an appropriate reserve.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operations. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In addition, these risks and uncertainties may affect the “forward-looking” statements described elsewhere in this Quarterly Report on Form 10-Q and in the documents incorporated herein by reference. They could also affect our actual results of operations, causing them to differ materially from those expressed in “forward-looking” statements.

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

•
the success of our customers’ end products, our ability to introduce new products into the market and our ability to improve and implement new manufacturing technologies, reduce manufacturing costs and achieve acceptable manufacturing yields;

•	the cyclical nature of the semiconductor industry;

•	disruption to our business caused by our increased dependence on outside foundries, and the financial instability of those foundries in some cases;

•	our dependence on selling through independent distributors and our ability to obtain accurate and timely sell-through information from these distributors;

•
the complexity of our revenue reporting and dependence on our management’s ability to make judgments and estimates regarding inventory write-downs, future claims for returns and other matters affecting our financial statements;

•	our reliance on non-binding customer forecasts and the effect of customer changes to forecasts and actual demand;

•	the complexity of international laws and regulations relating to our international sales and operations;

•	the effect of fluctuations in currency exchange rates or the withdrawal of the Euro as a common currency, or the withdrawal of member states from the European Union;

•	the capacity constraints of our independent assembly contractors;

•	business disruptions caused by the disposal of our manufacturing facilities or restructuring activities and the impact of our related take-or-pay supply agreements if wafer prices decrease over time;

•	the effect of intellectual property and other litigation on us and our customers, and our ability to protect our intellectual property rights;

•	the highly competitive nature of our markets and our ability to keep pace with technological change;

•	our dependence on international sales and operations;

•	information technology system failures or network disruptions and disruptions caused by our system integration efforts;

•	business interruptions, natural disasters, terrorist acts or similar unforeseen events or circumstances;

•	our ability to maintain relationships with our key customers, the absence of long-term supply contracts with most of our customers, and product liability claims our customers may bring;

•	unanticipated changes to environmental, health and safety regulations or related compliance issues;

•	our dependence on certain key personnel;

•	uneven expense recognition related to our issuance of performance-based restricted stock units;

•	disruptions resulting from our periodic efforts to enhance our finance and supply chain management systems;

•	the anti-takeover effects in our certificate of incorporation and bylaws;

•	the unfunded nature of our foreign pension plans;

•	the effect of acquisitions we may undertake, including our ability to effectively integrate acquisitions into our operations;

•	disruptions in the availability of raw materials;

•	the effect of current and future litigation, including product liability claims;

•	the complexity of our global legal entity structure, the effect of intercompany loans within this structure, and the occurrence and outcome of income tax audits for these entities; and

•	our receipt of economic grants in various jurisdictions, which may require repayment if we are unable to comply with the terms of such grants.
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

WE COULD EXPERIENCE DISRUPTION OF OUR BUSINESS DUE TO INCREASED DEPENDENCE ON OUTSIDE FOUNDRIES.

We rely substantially on independent third party foundry manufacturing partners to manufacture products for us. As part of this fab-lite strategy, we have expanded and will continue to expand our foundry relationships by entering into new agreements with third party foundries. If we cannot obtain sufficient capacity commitments, if our foundry partners suffer financial instability affecting their ability to manufacture our products, or if our foundry partners experience production delays for other reasons, the supply of our products could be disrupted, which could harm our business. In addition, difficulties in production yields can often occur when transitioning manufacturing processes to a new third party foundry.  If our foundry partners fail to deliver quality products and components on a timely basis, our business could be harmed. For the three months ended March 31, 2013, we manufactured approximately 47% of our products in our own wafer fabrication facility compared to 56% for the three months ended March 31, 2012.

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

We closely monitor the financial condition of our foundry partners, especially those in Europe with which we have take-or-pay contracts. On April 25, 2013, we received notice that Telefunken Semiconductors GmbH & Co (TSG), one of our suppliers, had filed an insolvency proceeding in Germany.  While information available as of the date of this Quarterly Report on Form 10-Q is limited, we believe that the management of TSG may determine, through a court assisted process, to reorganize under applicable German bankruptcy law.  We believe that we have, or will have, adequate secondary sources for our products if those companies, including TSG, reduce or discontinue their business activities. Nonetheless, while we do not believe that the insolvency proceeding filed by TSG, the financial distress of other foundry partners, or any other material adverse financial event affecting TSG or other foundries from which we purchase products, would be likely, under current circumstances, to have a material adverse effect on our business, the financial instability of any foundry partner does require an investment of significant management time, may require additional changes in operational planning as conditions develop, may prevent us from meeting all of our customer demand and could have other unexpected effects on our business. In the year ended December 31, 2012, we took a charge related to a foundry arrangement of $10.6 million for excess purchase commitments and an impairment of receivables charge from a foundry supplier of $6.5 million.

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

Sales through distributors accounted for 48% and 50% of our net revenue for the three months ended March 31, 2013 and 2012, respectively. We are dependent on our distributors to supplement our direct marketing and sales efforts. Our agreements with independent distributors can generally be terminated for convenience by either party upon relatively short notice. Generally, these agreements are non-exclusive and also permit our distributors to offer and promote our competitors’ products.

If any significant distributor or a substantial number of our distributors terminated their relationship with us, decided to market our competitors’ products in preference to our products, were unable or not willing to sell our products or were unable to pay us for products sold for any reason, our ability to bring our products to market could be adversely affected, we could have difficulty in collecting outstanding receivable balances, or we could incur other loss of revenue, charges or other adjustments, any of which could have a material adverse effect on our revenue and operating results. In some cases, certain of our distributors in Asia may also have more limited financial resources and constrained balance sheets than distributors in other geographic areas. If these distributors are unable effectively to finance their operations, or to represent our interests effectively because of financial limitations, our business could also be adversely affected.

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

If our judgments or estimates are incorrect or inaccurate regarding future claims, our revenue reporting could be adversely affected. In addition, the fact that we recognize revenue differently in the United States and Europe than in Asia (excluding Japan) makes the preparation of our financial statements more complicated, and, therefore, potentially more susceptible to inaccuracies over time.

OUR STOCK PRICE MAY BE MORE VOLATILE AS THE PERCENTAGE OF OUR REVENUE DERIVED FROM THE MOBILE DEVICE AND CONSUMER MARKET SEGMENTS, WHICH TEND TO EXHIBIT MORE DYNAMIC CHANGE THAN INDUSTRIAL OR AUTOMOTIVE MARKETS, INCREASES.

The percentage our revenue derived from the mobile device and consumer markets has increased in the last several years. Product life cycles in the mobile device and consumer markets are typically shorter than product life cycles in industrial or automotive markets. Mobile devices, especially, may undergo product refreshes on an annual basis, or even shorter timeframes in some instances. As a result, our market share in those markets may increase or decrease more frequently than might be the case in other market segments in which we participate. If our market share decreases in the mobile device segment, our revenue may also decline for a period of time until a new mobile device is launched, or a product refresh occurs, that contains our product. For those reasons, and the speed with which the mobile device and consumer oriented markets undergo new product launches and product updates, our stock price may be more volatile than might be the case when we derived a greater percentage of our revenue from industrial, automotive and similar markets that generally do not experience the product updates and new product introductions with the same frequency as the mobile device and consumer oriented markets.

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

Our forecasting risks may increase as a result of our fab-lite strategy because we will have less control over modifying production schedules with our independent third party manufacturing partners to match changes in forecasted demand. If we commit to order foundry wafers and cannot cancel or reschedule our commitment without significant costs or cancellation penalties, we may be forced to purchase inventory in excess of demand, which could result in a write-down of inventories and negatively affect our gross margin and results of operations.

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

For hardware, software or technology exported from, or otherwise subject to the jurisdiction of, the United States, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”). Hardware, software and technology exported from, or otherwise subject to the jurisdiction of, other countries may also be subject to non-U.S. laws and regulations governing international trade and exports. Under these laws and regulations, we are responsible for obtaining all necessary licenses and approvals for exports of hardware, software and technology, as well as the provision of technical assistance. In many cases, a determination of the applicable export control laws and related licensing requirements depends on design intent, the source and origin of a specific technology, the nationalities and localities of participants involved in creating, marketing, selling or supporting that technology, the specific technical contributions made by individuals to that technology and other matters of an intensely factual nature. We are also required to obtain all necessary export licenses prior to transferring technical data or software to foreign persons. In addition, we are required to obtain necessary export licenses prior to the export or re-export of hardware, software and technology to any person identified on the U.S. Department of Commerce Denied Persons or Entity List, the U.S. Department of Treasury’s Specially Designated Nationals or Blocked Persons List, or the U.S. Department of State’s Debarred List, or on similar lists in jurisdictions outside the United States. Products for use in space, satellite, military, nuclear, chemical/biological weapons, rocket systems or unmanned air vehicle applications may also require export licenses and involve many of the same complexities and risks of non-compliance in the U.S. and elsewhere.

We continually seek to enhance our export compliance program, including ongoing analysis of historical and current product shipments and technology transfers. We also work with, and assist, government officials, when requested, to ensure compliance with applicable export laws and regulations, and we continue to develop additional operational procedures to improve our compliance efforts. However, export laws and regulations are highly complex and vary from jurisdiction to jurisdiction; a determination by U.S. or other governments that we have failed to comply with any export control laws or trade sanctions, including failure to properly restrict an export to the persons or countries set forth on government restricted party lists, could result in significant civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenue from certain customers or damages claims from any customers adversely affected by such penalties, and exclusion from participation in U.S. or foreign government contracts. As we review or audit our import and export practices, from time to time, we may discover previously unknown errors in our compliance practices that require corrective actions; these actions could include voluntary disclosures of those matters to appropriate government agencies, discontinuance or suspension of product sales pending a resolution of any reviews, or other adverse interim or final actions. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors, foundries or other third parties. For example, in the past, one of our distributors was added to the U.S. Department of Commerce Entity List, resulting in the termination of our relationship with that distributor. Any one or more of these compliance errors, sanctions or a change in law or regulations could have a material adverse effect on our business, financial condition and results of operations.

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

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our financial results and cash flows. Our primary exposure relates to revenue and operating expenses in Europe, which are denominated in Euros.

When we take an order denominated in a foreign currency, we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be impacted by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens against the dollar. Conversely, costs will increase if the local currency strengthens against the dollar. Our loss from operations would have been approximately $0.4 million higher had the average exchange rate for the three months ended March 31, 2013 remained the same as the average exchange rate for the three months ended March 31, 2012. The effect is determined assuming that all foreign currency denominated transactions that occurred for the three months ended March 31, 2013 were recorded using the average foreign currency exchange rates for the three months ended March 31, 2012.

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

Because we conduct business in Europe, we may have additional exposure to currency fluctuations if the Euro is eliminated as a common currency within the Eurozone, or if individual countries determine to stop using that currency. In any of those events, we would have to address exchange rate and conversion issues affecting the Euros we then held and the payments that we expected to receive, or to make, in Euros. There is no certainty regarding the potential economic effect of these Euro currency risks, nor is there any certainty regarding the effect on payment terms included within outstanding sales contracts if the Euro were eliminated or not accepted in some countries as legal tender. Because of those uncertainties, we are not able to assess fully, as of the date of this Quarterly Report on Form 10-Q, the potential effect on our business or financial condition if the Eurozone were to disband, if a member state determined to substitute a new currency for the Euro within its borders, or if the Euro became generally less accepted as a global currency.

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
In addition, our independent contractors may stop assembling, packaging and testing our products for a variety of reasons. Moreover, because most of our independent assembly contractors are located in foreign countries, we are subject to certain risks generally associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions, including export controls, and changes in tariff and freight rates. Accordingly, we may experience problems with the time, adequacy or quality of product deliveries, any of which could have a material adverse effect on our results of operations.

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

We continue to evaluate existing restructuring accruals related to restructuring plans previously implemented. As a result, there may be additional restructuring charges or reversals or recoveries of previous charges. We may incur additional restructuring and asset impairment charges in connection with additional restructuring plans adopted in the future. Any such restructuring or asset impairment charges recorded in the future could significantly harm our business and operating results. During the first quarter of 2013, we implemented various cost reduction actions, and recorded restructuring charges of $42.4 million related to workforce reductions for the three months ended March 31, 2013. We also recorded restructuring charges of $0.4 million related to the acceleration of depreciation for a building that was no longer in use. As of March 31, 2013, we recorded $51.2 million in accrued restructuring charges, and we expect to make the cash severance payments in respect of those accruals within the next twelve months.

WE HAVE IN THE PAST ENTERED INTO “TAKE-OR-PAY” SUPPLY AGREEMENTS WITH BUYERS OF OUR WAFER MANUFACTURING OPERATIONS. IF THE CONTRACTUAL PRICING FOR THOSE WAFERS EXCEEDS THE PRICES WE COULD HAVE OTHERWISE OBTAINED IN THE OPEN MARKET, WE MAY INCUR A CHARGE TO OUR OPERATING RESULTS.

We entered into supply agreements with the acquirers of our European wafer manufacturing operations that committed us, or specified subsidiaries of ours, to purchase wafers from these acquirers on a “take-or-pay” basis for a number of years.  For example, in connection with the sale of our manufacturing operations in Rousset, France in June 2010, one of our subsidiaries entered into a manufacturing services agreement that, as amended, requires this subsidiary to purchase wafers from LFoundry Rousset SAS until June 2013 on a “take-or-pay” basis. Similarly, in connection with the sale of our manufacturing operations in Heilbronn, Germany, one of our subsidiaries entered into a wafer supply agreement that, as amended, required this subsidiary to purchase wafers from Telefunken Semiconductors GmbH & Co. KG (“TSG”) through August 2012 on a “take-or-pay” basis. In August 2012, one of our subsidiaries entered into a new wafer supply agreement that requires this subsidiary to purchase wafers from Telefunken Semiconductors International LLC, the parent of TSG, through May 2013 on a "take-or-pay" basis. In addition to the direct financial effects that these “take-or-pay” arrangements may have, they may also cause us, in some cases, to acquire excess inventory at times when not needed based on demand forecasts.

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

We operate in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as Cypress, Freescale, Fujitsu, Hitachi, Infineon, Intel, Microchip, NXP Semiconductors, ON Semiconductor, Renesas, Samsung, Spansion, STMicroelectronics, Synaptics, and Texas Instruments. Many of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we introduce new products, we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last several years, we have experienced significant price competition in several business segments, especially in our nonvolatile memory segment for EPROM and Serial EEPROM products, as well as in our commodity microcontrollers. Competitive pressures in the semiconductor market from existing competitors, new entrants, new technology and cyclical demand, among other factors, can result in declining average selling prices for our products.  To the extent that such price declines affect our products, our revenue and gross margin could decline.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.

Net revenue outside the United States accounted for 87% of our net revenue for both the three months ended March 31, 2013 and 2012, respectively. We expect that revenue derived from international sales will continue to represent a significant portion of net revenue. International sales and operations are subject to a variety of risks, including:

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

OUR OPERATIONS AND FINANCIAL RESULTS COULD BE HARMED BY BUSINESS INTERRUPTIONS, NATURAL DISASTERS, TERRORIST ACTS OR OTHER EVENTS BEYOND OUR CONTROL.

Our operations are vulnerable to interruption by fire, earthquake, volcanoes, power loss, public health issues, geopolitical uncertainties, telecommunications failures, terrorist acts and other events beyond our control. Our headquarters, some of our manufacturing facilities, the manufacturing facilities of third-party foundries and some of our major suppliers’ and customers’ facilities are located near major earthquake faults and in potential terrorist target areas. We do not have a comprehensive disaster recovery plan.

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

WE MAY EXPERIENCE PROBLEMS WITH KEY CUSTOMERS THAT COULD HARM OUR BUSINESS.

Our ability to maintain close, satisfactory relationships with large customers is important to our business. A reduction, delay, or cancellation of orders from our large customers would harm our business. Similarly, the loss of one or more of our key customers, reduced orders by any of our key customers, or significant variations in the timing of orders, could adversely affect our business and results of operations. Our business is organized into four operating segments (see Note 10 of Notes to the Condensed Consolidated Financial Statements for further discussion).

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

We have issued, and may in the future continue to issue, performance-based restricted stock units to eligible employees, entitling those employees to receive restricted stock if they, and we, meet designated performance criteria established by our compensation committee. For example, in May 2011, we adopted the 2011 Long-Term Performance-Based Incentive Plan (the “2011 Plan”), which provides for the grant of restricted stock units to eligible employees, subject to the satisfaction of specified performance metrics. The performance periods for the 2011 Plan run from January 1, 2011 through December 31, 2013. We recorded total share-based compensation expense related to performance-based restricted stock units of $0.4 million and $4.3 million under the 2011 Plan for the three months ended March 31, 2013 and 2012, respectively. The expense recorded for the three months ended March 31, 2013 decreased from the three months ended March 31, 2012 as a result of reducing our estimates regarding the probability of achieving all performance criteria and an increase to the forfeiture rate for the performance-based restricted stock units resulting in a total credit of $2.4 million. We are required to reassess the probability of vesting at each reporting date, and any change in its forecasts may result in an increase or decrease to the expense recognized. As a result, the expense recognition for performance-based restricted stock units could change over time, requiring adjustments to the financial statements to reflect changes in our judgment regarding the probability of achieving the performance goals.

We recognize the share-based compensation expense for performance-based restricted stock units when we believe it is probable that we will achieve the specified performance criteria. If achieved, the awards vests. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The fair value of each award is recognized over the service period and is reduced for estimated forfeitures. The implementation of our 2011 Plan may also affect our ability to receive federal income tax deductions for compensation in excess of $1 million paid, during any fiscal year, to our named executive officers. To the extent that aspects of a performance-based compensation plan such as ours are adjusted in the discretion of a compensation committee, the exercise of that discretion, notwithstanding that it is expressly permitted by the terms of a plan, may result in plan compensation awarded to named executive officers not being deductible.  Our compensation committee has retained the discretion to implement our 2011 Plan, notwithstanding any potential loss of deductibility, in the manner that it believes most effectively achieves the objectives of our compensation philosophies.

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

We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The projected benefit obligation totaled $41.2 million at March 31, 2013 and $40.6 million at December 31, 2012. The plans are unfunded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.5 million in 2013 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional share-based compensation expense and the recording and later amortization of amounts related to certain purchased intangible assets, any of which items could negatively impact our results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our common stock to decline.

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

We are required under GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value of our goodwill may not be recoverable. At March 31, 2013, we had $104.6 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2012 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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

CURRENT AND FUTURE LITIGATION AGAINST US COULD BE COSTLY AND TIME CONSUMING TO DEFEND.

We are subject to legal proceedings and claims that arise in the ordinary course of business. See Part II, Item 1 of this Quarterly Report on Form 10-Q.  Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, results of operations, financial condition and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the three months ended March 31, 2013, pursuant to our Stock Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1 - January 31	—	—	—	$127,224,933
February 1 - February 28	666,747	$6.67	666,747	$122,775,338
March 1 - March 31	1,701,820	$6.45	1,701,820	$111,790,817
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

ATMEL CORPORATION (Registrant)

May 10, 2013	/s/ STEVEN LAUB
Steven Laub
President & Chief Executive Officer
(Principal Executive Officer)

May 10, 2013	/s/ STEVE SKAGGS
Steve Skaggs
Senior Vice President, Corporate Strategy & Development, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS INDEX

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