Form 10-Q
period 2013-06-30
ATMEL CORP
filed 2013-08-07
CIK 872448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2013

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

On July 31, 2013, the Registrant had 427,576,496 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED JUNE 30, 2013

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands, except per share data)
Net revenue	$347,816	$368,200	$676,959	$726,037
Operating expenses
Cost of revenue	199,891	206,313	397,729	411,783
Research and development	67,362	66,392	135,670	132,681
Selling, general and administrative	58,912	70,990	122,489	140,845
Acquisition-related charges	1,759	1,956	4,014	3,912
Restructuring charges	582	14,354	43,396	14,354
Recovery of receivables from foundry suppliers	(83)	—	(522)	—
Credit from reserved grant income	—	—	—	(10,689)
Gain on sale of assets	—	—	(4,430)	—
Settlement charges	—	—	21,600	—
Total operating expenses	328,423	360,005	719,946	692,886
Income (loss) from operations	19,393	8,195	(42,987)	33,151
Interest and other expense, net	(738)	(3,716)	(386)	(3,940)
Income (loss) before income taxes	18,655	4,479	(43,373)	29,211
(Provision for) benefit from income taxes	(5,679)	(3,725)	8,682	(8,070)
Net income (loss)	$12,976	$754	$(34,691)	$21,141
Basic net income (loss) per share:
Net income (loss) per share	$0.03	$0.00	$(0.08)	$0.05
Weighted-average shares used in basic net income (loss) per share calculations	428,239	433,616	428,617	436,941
Diluted net income (loss) per share:
Net income (loss) per share	$0.03	$0.00	$(0.08)	$0.05
Weighted-average shares used in diluted net income (loss) per share calculations	430,536	436,851	428,617	440,919

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Net income (loss)	$12,976	$754	$(34,691)	$21,141
Other comprehensive income (loss), net of tax*:
Foreign currency translation adjustments	730	(6,105)	(6,952)	(1,981)
Actuarial losses related to defined benefit pension plans	(16)	(1)	(31)	(1,120)
Unrealized gains (losses) on investments	243	(5,515)	(96)	(716)
Other comprehensive income (loss)	957	(11,621)	(7,079)	(3,817)
Total comprehensive income (loss)	$13,933	$(10,867)	$(41,770)	$17,324

* Reclassification adjustments were not significant during each of the three and six months ended June 30, 2013 and 2012.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2013	December 31, 2012
	(In thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$224,001	$293,370
Short-term investments	2,591	2,687
Accounts receivable, net of allowance for doubtful accounts of $1,909 and $11,005, respectively	206,072	188,488
Inventories	323,762	348,273
Prepaids and other current assets	114,530	125,019
Total current assets	870,956	957,837
Fixed assets, net	197,242	221,044
Goodwill	104,501	104,430
Intangible assets, net	31,566	27,257
Other assets	168,712	122,965
Total assets	$1,372,977	$1,433,533
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$83,109	$103,980
Accrued and other liabilities	190,176	203,510
Deferred income on shipments to distributors	41,350	29,226
Total current liabilities	314,635	336,716
Other long-term liabilities	111,800	100,179
Total liabilities	426,435	436,895
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	—	—
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 427,931 at June 30, 2013 and 428,593 at December 31, 2012	428	429
Additional paid-in capital	873,620	881,945
Accumulated other comprehensive (loss) income	(667)	6,412
Retained earnings	73,161	107,852
Total stockholders’ equity	946,542	996,638
Total liabilities and stockholders’ equity	$1,372,977	$1,433,533

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(34,691)	$21,141
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	38,747	37,816
Non-cash losses on sale of fixed assets, net	—	463
Gain from foundry arrangements	(3,034)	—
Recovery of receivables from foundry suppliers	(522)	—
Other non-cash gains, net	(1,188)	(84)
(Recovery of) provision for doubtful accounts receivable	(38)	21
Accretion of interest on long-term debt	526	479
Share-based compensation expense	22,242	37,809
Excess tax benefit on share-based compensation	(1,284)	—
Non-cash acquisition-related and other charges	1,020	1,859
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(17,547)	(27,087)
Inventories	24,743	28,364
Current and other assets	(37,637)	9,368
Trade accounts payable	(23,548)	10,175
Accrued and other liabilities	16,746	(40,709)
Deferred income on shipments to distributors	12,124	(11,106)
Net cash (used in) provided by operating activities	(3,341)	68,509
Cash flows from investing activities
Acquisitions of fixed assets	(13,471)	(16,107)
Proceeds from the sale of business	5,092	—
Acquisition of businesses, net of cash acquired	(25,852)	—
Acquisitions of intangible assets	(2,760)	(2,000)
Sales or maturities of marketable securities	—	2,450
Decrease in long-term restricted cash	—	5,000
Net cash used in investing activities	(36,991)	(10,657)
Cash flows from financing activities
Repurchases of common stock	(29,173)	(140,622)
Proceeds from issuance of common stock	7,825	8,272
Tax payments related to shares withheld for vested restricted stock units	(8,305)	(11,263)
Excess tax benefit on share-based compensation	1,284	—
Net cash used in financing activities	(28,369)	(143,613)
Effect of exchange rate changes on cash and cash equivalents	(668)	(2,762)
Net decrease in cash and cash equivalents	(69,369)	(88,523)
Cash and cash equivalents at beginning of the period	293,370	329,431
Cash and cash equivalents at end of the period	$224,001	$240,908

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (the “Company” or “Atmel”) and its subsidiaries as of June 30, 2013 and the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012. All intercompany balances have been eliminated. Because all of the annual disclosures required by U.S. generally accepted accounting principles ("GAAP") are not included, as permitted by the rules of the Securities and Exchange Commission (the “SEC”), these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The December 31, 2012 year-end balance sheet data was derived from the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and do not include all of the disclosures required by GAAP. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, or for the entire year.

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

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Market is based on estimated net realizable value. Determining market value of inventories involves numerous judgments, including estimating average selling prices and sales volumes for future periods. The Company establishes provisions for lower of cost or market and excess and obsolescence write-downs, which are charged to cost of revenue. The Company makes a determination regarding excess and obsolete inventory on a quarterly basis. This determination requires an estimate of the future demand for the Company’s products and involves an analysis of historical and forecasted sales levels by product, competitiveness of product offerings, market conditions, product lifecycles, as well as other factors. Excess and obsolete inventory write-downs are recorded when the inventory on hand exceeds management’s estimate of future demand for each product and are charged to cost of revenue.

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

Inventories are comprised of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Raw materials and purchased parts	$9,270	$19,963
Work-in-progress	243,267	231,614
Finished goods	71,225	96,696
	$323,762	$348,273

Grant Recognition

From time to time, the Company receives economic incentive grants and allowances from European governments, agencies and research organizations targeted at preserving employment at specific locations. The subsidy grant agreements typically contain economic incentive, headcount, capital and research and development expenditure and other conditions that must be met to receive and retain grant benefits. Noncompliance with the conditions of the grants could result in the forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts previously received. In addition, the Company may need to record charges to reverse grant benefits recorded in prior periods as a result of changes to its plans for headcount, project spending, or capital investment at any of these specific locations. If the Company is unable to comply with any of the conditions in the grant agreements, the Company may face adverse actions from the government agencies providing the grants. If the Company were required to repay grant benefits, its results of operations and financial position could be materially adversely affected by the amount of such repayments.

In March 2012, the Greek government executed a ministerial decision related to an outstanding state grant previously made to a Greek subsidiary of the Company. Based on the execution of the ministerial decision and the subsequent publication of that decision by the Greek government, the Company determined that its Greek subsidiary would not be required to repay the full amount of that grant. As a result, the Company recognized a benefit of $10.7 million in its results for the three months ended March 31, 2012 resulting from the reversal of a reserve previously established for that grant. The outstanding balance of the grant owed to the Greek government at March 31, 2013 was $4.4 million. In April 2013, the Company's Greek subsidiary paid this amount, eliminating the remaining grant related obligations to the Greek government.

Note 2 BUSINESS COMBINATIONS
Integrated Device Technology's Smart Metering Business
On March 7, 2013, the Company completed the acquisition from Integrated Device Technology (“IDT”) of its smart metering business for a cash purchase price of $10.3 million. This business is included in the Company's Microcontroller segment. The acquisition was intended to enable the Company to offer complementary products and to enhance the Company's existing smart energy product portfolio. Prior to the acquisition, the assets of IDT's smart metering business consisted primarily of approximately 20 employees, inventory, intellectual property assets, customers and distributors and related revenue streams. The acquisition, therefore, qualified as a business for accounting purposes and was accounted for under the acquisition method of accounting.
The total purchase price paid by the Company exceeded the estimated fair value of the intangible assets of the acquired business, which were $3.5 million, and net tangible assets which were $1.4 million. Based on the foregoing, as part of the purchase price allocation, the Company allocated $5.4 million of the purchase price to goodwill.
Acquisition costs for this transaction totaled $0.1 million and were expensed as incurred and included in the selling, general and administrative expense in the condensed consolidated statement of operations for the three months ended March 31, 2013.
Ozmo, Inc.
On December 20, 2012, the Company completed the acquisition of Ozmo, Inc. (“Ozmo”), a provider of ultra-low Wi-Fi Direct solutions for approximately $64.4 million in cash. Ozmo's business is included in the Company's Microcontroller segment. The acquisition of Ozmo was intended to enable the Company to offer complementary products, to enhance the Company's existing wireless product portfolio, and potentially to accelerate time-to-market for future wireless microcontroller products that may integrate Ozmo technologies. Prior to the acquisition, Ozmo's assets consisted primarily of approximately 50 employees, patents and other intellectual property assets related to the development of Wi-Fi technologies. The acquisition, therefore, qualified as a business for accounting purposes and was accounted for under the acquisition method of accounting.
The total purchase price exceeded the estimated fair value of Ozmo's intangible assets, which were $15.4 million, and net tangible assets which were $2.8 million. The Company's determination of estimated fair value was corroborated by a third-party valuation. As part of the purchase price allocation, the Company allocated $46.2 million of the purchase price to goodwill. The goodwill balance of $46.2 million was reduced by $11.2 million related to deferred tax assets created as a result of net operating losses generated by Ozmo prior to the acquisition.
Former Ozmo shareholders are eligible to receive a potential earnout in 2013 and 2014 of up to $22.0 million, subject to the achievement of specified revenue targets and, with respect to a portion of the earnout allocable to certain former Ozmo shareholders now employed by the Company, to their continuing employment. The Company recorded a liability in December 2012 of $1.9 million in respect of this potential earnout contingency, representing the fair value of the earnout potential, as adjusted to reflect a probability-weighted forecast for 2013 and 2014 Ozmo revenue and as further discounted by a 17% expected rate of return.
Acquisition costs for this transaction totaled $0.2 million and were expensed as incurred and included in selling, general and administrative expense in the consolidated statement of operations for the year ended December 31, 2012.

Pro forma results of operations for the acquisitions completed during the six months ended June 30, 2013 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company's financial results.
Note 3 INVESTMENTS

Investments at June 30, 2013 and December 31, 2012 primarily include corporate equity securities and an auction-rate security.

All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of the auction-rate security described below. Net unrealized gains and losses that are deemed to be temporary are reported within stockholders’ equity on the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income (loss). Unrealized losses that are deemed to be other-than-temporary are recorded in the condensed consolidated statement of operations in the period such determination is made. Gross realized gains or losses are recorded based on the specific identification method. For each of the three and six months ended June 30, 2013 and 2012, the Company's gross realized gains and losses on short-term investments were not significant. The Company’s investments are further detailed in the table below:

	June 30, 2013		December 31, 2012
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
	(In thousands)
Corporate equity securities	$2,687	$2,591	$2,687	$2,687
Auction-rate security	983	1,066	983	1,066
	$3,670	$3,657	$3,670	$3,753
Unrealized gains	83		83
Unrealized losses	(96)		—
Net unrealized (losses) gains	(13)		83
Fair value	$3,657		$3,753
Amount included in short-term investments		$2,591		$2,687
Amount included in other assets		1,066		1,066
		$3,657		$3,753

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

For the three months ended June 30, 2013, auctions for the Company's sole auction-rate security continued to fail and as a result this security continues to be illiquid. The Company concluded that $1.1 million of its auction-rate security is unlikely to be liquidated within the next twelve months and classified this security as a long-term investment, which is included in other assets on the consolidated balance sheets.

Contractual maturities (at adjusted cost) of available-for-sale debt securities as of June 30, 2013, were as follows:

(In thousands)
Due within one year	$—
Due in 1-5 years	—
Due in 5-10 years	—
Due after 10 years	983
Total	$983

Atmel has classified all investments with original maturity dates of 90 days or more as short-term as it has the ability and intent to liquidate them within the year, with the exception of the Company’s remaining auction-rate security, which has been classified as a long-term investment and included in other assets on the condensed consolidated balance sheets.

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

The table below presents the balances of investments measured at fair value on a recurring basis at June 30, 2013:

	June 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash
Money market funds	$1,233	$1,233	$—	$—

Short-term investments
Corporate equity securities	2,591	2,591	—	—

Other assets
Auction-rate security	1,066	—	—	1,066

Investment funds - Deferred compensation plan assets
Institutional money market funds	1,943	1,943	—	—
Fixed income	562	562	—	—
Marketable equity securities	2,638	2,638	—	—
Total institutional funds - Deferred compensation plan	5,143	5,143	—	—
Total other assets	6,209	5,143	—	1,066
Total	$10,033	$8,967	$—	$1,066

The table below presents the balances of investments measured at fair value on a recurring basis at December 31, 2012:

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash
Money market funds	$1,036	$1,036	$—	$—

Short-term investments
Corporate equity securities	2,687	2,687	—	—

Other assets
Auction-rate security	1,066	—	—	1,066

Investment funds - Deferred compensation plan assets
Institutional money market funds	597	597	—	—
Fixed income	902	902	—	—
Marketable equity securities	3,479	3,479	—	—
Total institutional funds - Deferred compensation plan	4,978	4,978	—	—
Total other assets	6,044	4,978	—	1,066
Total	$9,767	$8,701	$—	$1,066

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

The Company's auction-rate security is classified within Level 3 because significant assumptions for such security are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of the Company's total assets as of June 30, 2013.

There were no changes, including any transfers, in Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2013 and the year ended December 31, 2012. There were no transfers between Level 1 and 2 hierarchies for the three and six months ended June 30, 2013 and the year ended December 31, 2012.

Note 5 STOCKHOLDERS’ EQUITY

Share-Based Compensation

The following table summarizes share-based compensation, net of amount capitalized in inventory, included in operating results for the three months and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Cost of revenue	$1,609	$2,314	$3,453	$4,569
Research and development	3,016	5,880	7,624	12,643
Selling, general and administrative	2,855	10,288	11,165	20,597
Total share-based compensation expense, before income taxes	7,480	18,482	22,242	37,809
Tax benefit	(563)	(1,431)	(3,169)	(4,221)
Total share-based compensation expense, net of income taxes	$6,917	$17,051	$19,073	$33,588

The expense recorded for the three and six months ended June 30, 2013 decreased from the three and six months ended June 30, 2012 as a result of the Company reducing its estimates regarding the probability of achieving all performance criteria established under the 2011 Long-Term Performance-Based Incentive Plan (the "2011 Incentive Plan") and increasing its forfeiture rate estimates for the performance-based restricted stock units issued under the 2011 Incentive Plan. These changes in estimates resulted in a reversal of share-based compensation expense recognized in the prior periods of $7.2 million and $9.6 million, respectively.

Stock Options, Restricted Stock Units and Employee Stock Purchase Plan

In May 2005, Atmel’s stockholders initially approved Atmel’s 2005 Stock Plan (as amended, the “2005 Stock Plan”). On May 9, 2013, Atmel's stockholders approved an amendment to the 2005 Stock Plan to increase the number of shares allocated to the 2005 Stock Plan by 25.0 million shares. As of June 30, 2013, 158.0 million shares had been authorized for issuance under the 2005 Stock Plan, and 31.0 million shares remained available for issuance without adjustment, as required by the terms of the 2005 Stock Plan, for shares underlying restricted stock or restricted stock units which may be issued. Under the 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options		Weighted-
			Exercise	Average
	Available for Grant	Number of Options	Price per Share	Exercise Price per Share
	(In thousands, except per share data)
Balances, December 31, 2012	6,148	6,675	$1.68-$10.01	$4.33
Restricted stock units issued	(1,182)	—	—	—
Plan adjustment for restricted stock units issued	(721)	—	—	—
Restricted stock units cancelled	319	—	—	—
Plan adjustment for restricted stock units cancelled	219	—	—	—
Performance-based restricted stock units cancelled	59	—	—	—
Plan adjustment for performance-based restricted stock units cancelled	36	—	—	—
Options cancelled/expired/forfeited	15	(15)	$3.67-$7.12	4.97
Options exercised	—	(402)	$1.68-$6.28	4.37
Balances, March 31, 2013	4,893	6,258	$1.77-$10.01	$4.33
Additional restricted stock units approved for issuance	25,000	—	—	—
Restricted stock units issued	(838)	—	—	—
Plan adjustment for restricted stock units issued	(478)	—	—	—
Restricted stock units cancelled	1,133	—	—	—
Plan adjustment for restricted stock units cancelled	763	—	—	—
Performance-based restricted stock units cancelled	298	—	—	—
Plan adjustment for performance-based restricted stock units cancelled	182	—	—	—
Options cancelled/expired/forfeited	31	(31)	$1.77-$7.12	4.29
Options exercised	—	(225)	$2.90-$8.20	4.10
Balances, June 30, 2013	30,984	6,002	$2.13-$10.01	$4.34

In connection with the Company's acquisition of Ozmo in December 2012, the Company assumed Ozmo's equity incentive plan. Excluded from the table above are 0.4 million shares assumed as part of the Ozmo acquisition. This amount is comprised of 0.3 million restricted stock units with a weighted-average grant date fair value of $6.17 and $0.1 million options with a weighted-average grant date fair value of $0.81. These stock options and restricted stock units remain governed by the terms and conditions of the Ozmo plan. No additional equity will be granted under the Ozmo plan.

Restricted stock units are granted from the pool of options available for grant. As the result of the amendment to the 2005 Stock Plan in May 2013, every share underlying restricted stock, restricted stock units (including performance-based restricted stock units), or stock purchase rights issued on or after May 9, 2013 (the date on which the amendment became effective) is counted against the numerical limit for options available for grant as 1.57 shares, as reflected in the table above in the line items for "Plan adjustments", except that restricted stock units (including performance-based restricted stock units), or stock purchase rights issued prior to May 9, 2013 but on or after May 18, 2011, continue to be governed by an earlier amendment to the 2005 Stock Plan that provided for a numerical limit of 1.61 shares, and restricted stock units (including performance-based restricted stock units), or stock purchase rights issued prior to May 18, 2011 and on or after May 14, 2008, continue to be governed by an earlier amendment to the 2005 Stock Plan that provided for a numerical limit of 1.78 shares. If shares issued pursuant to any restricted stock, restricted stock unit, or stock purchase right agreements granted on or after May 9, 2013 are cancelled, forfeited or repurchased by the Company or would otherwise return to the 2005 Stock Plan, 1.57 times the number of those shares will return to the 2005 Stock Plan and will again become available for issuance. If shares issued pursuant to any restricted stock, restricted stock unit, or stock purchase right agreements granted prior to May 9, 2013 and on or after May 18, 2011 are cancelled, forfeited or repurchased by the Company or would otherwise return to the 2005 Stock Plan, 1.61 times the number of those shares will return to the 2005 Stock Plan and will again become available for issuance. If shares issued pursuant to any restricted stock, restricted stock unit, or stock purchase right agreements granted prior to May 18, 2011 and on or after May 14, 2008 are cancelled, forfeited or repurchased by the Company or would otherwise return to the 2005 Stock Plan, 1.78 times the number of those shares will return to the 2005 Stock Plan and will again become available for issuance.

As of June 30, 2013, there were 31.0 million shares available for issuance under the 2005 Stock Plan, or 19.7 million shares after giving effect to the applicable ratios under the 2005 Stock Plan for issuances of restricted stock units, as described above. The restricted stock units and stock options assumed as part of the Ozmo acquisition were not issued under the 2005 Stock Plan.

Restricted Stock Units

Activity related to restricted stock units is set forth below:

	Number of Units Outstanding	Weighted-Average Grant Date Fair Value
	(In thousands, except per share data)
Balances, December 31, 2012	21,944	$8.71
Restricted stock units issued	1,182	6.85
Restricted stock units vested	(1,553)	6.72
Restricted stock units cancelled	(319)	8.32
Performance-based restricted stock units cancelled	(59)	14.00
Balances, March 31, 2013	21,195	$8.75
Restricted stock units issued	838	7.38
Restricted stock units vested	(1,597)	7.21
Restricted stock units cancelled	(1,133)	8.21
Performance-based restricted stock units cancelled	(298)	13.42
Balances, June 30, 2013	19,005	$8.25

Excluded from the table above are 0.3 million restricted stock units, with a weighted average grant date fair value of $6.17, assumed as part of the acquisition of Ozmo completed in December 2012.

During the three and six months ended June 30, 2013, 1.6 million and 3.2 million restricted stock units vested, respectively, including 0.6 million and 1.2 million units withheld for taxes, respectively. These vested restricted stock units had a weighted-average grant date fair value of $7.21 and $6.97 per share for the three and six months ended June 30, 2013, respectively. As of June 30, 2013, total unearned share-based compensation related to unvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $107.4 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 2.14 years.

For the three and six months ended June 30, 2012, 2.4 million and 3.6 million restricted stock units vested, respectively, including 0.8 million and 1.2 million units withheld for taxes, respectively. These vested restricted stock units had a weighted-average grant date fair value of $6.31 and $6.54 per share for the three and six months ended June 30, 2012.

Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying such restricted stock units are not considered issued and outstanding. Upon vesting of restricted stock units, shares withheld by the Company to pay taxes are retired.

Performance-Based Restricted Stock Units

In May 2011, the Company adopted the 2011 Incentive Plan, which provides for the grant of restricted stock units to eligible employees. Vesting of restricted stock units granted under the 2011 Incentive Plan is subject to the satisfaction of performance metrics tied to relative revenue growth and operating margin over the designated performance periods. The performance periods for the 2011 Incentive Plan run from January 1, 2011 through December 31, 2013 and consist of three one-year performance periods (calendar years 2011, 2012 and 2013) and a three-year cumulative performance period. The Company did not issue any performance-based restricted stock units in the three and six months ended June 30, 2013. The Company issued 0.1 million and 0.3 million performance-based restricted stock units in the three and six months ended June 30, 2012, respectively. The Company recorded a net reversal of previously recognized share-based compensation expense related to performance-based restricted stock units of $6.5 million and $6.1 million under the 2011 Plan in the three and six months ended June 30, 2013, respectively. The Company recorded total share-based compensation expense related to performance-based restricted stock units of $3.4 million and $7.7 million in the three and six months ended June 30, 2012, respectively. The expense recorded for the three and six months ended June 30, 2013 decreased from the three and six months ended June 30, 2012 as a result of the Company reducing its estimates regarding the probability of achieving all performance criteria and as a result of an increase in the estimated forfeiture rate for these performance-based restricted stock units resulting in a reversal of share-based compensation expense recognized in the prior periods of $7.2 million and $9.6 million, respectively. The Company is required to reassess the probability of vesting at each reporting date, and any change in its forecasts may result in an increase or decrease to the expense recognized. As a result, the expense recognition for performance-based restricted stock units could change over time, requiring adjustments to the financial statements to reflect changes in management's judgment regarding the probability of achieving the performance goals.

The 2011 Incentive Plan performance metrics include revenue growth rankings for the Company relative to a semiconductor peer group or a microcontroller peer group, as determined by the Compensation Committee. In addition, in order for a participant to receive credit for a performance period, the Company must achieve a minimum operating margin during such performance period, measured on a pro forma basis as defined in the 2011 Incentive Plan, subject to adjustment by the Compensation Committee. The Compensation Committee is required by the terms of the 2011 Incentive Plan to adjust downward the pro forma operating margin threshold if an industry-wide decline in adjusted revenue for the Company's semiconductor peer companies occurs, and, if that occurs, any downward adjustment must be implemented in a manner consistent with the absolute decline in pro forma operating margin for peer companies as a group, as reviewed by the Compensation Committee. Management evaluates, on a quarterly basis, the likelihood of the Company meeting its performance metrics in determining share-based compensation expense for performance share plans.

Stock Option Awards

No options were granted in the three and six months ended June 30, 2013 or 2012.
As of June 30, 2013, total unearned compensation expense related to unvested stock options was approximately $0.5 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 1.24 years.
Employee Stock Purchase Plan

     Under the 2010 Employee Stock Purchase Plan (“2010 ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85% of the fair market value of the common stock at the date of commencement of the six month offering period or 85% of the fair market value on the last day of the offering period. Purchases are limited to 10% of an employee’s eligible compensation. Under the terms of the 2010 ESPP, there were no share purchases in the three months ended June 30, 2013 and 2012. There were 1.0 million and 0.7 million shares purchased under the 2010 ESPP for the six months ended June 30, 2013 and 2012, respectively, at an average price per share of $5.00 and $8.33, respectively. Of the 25.0 million shares authorized for issuance under the 2010 ESPP, 21.5 million shares were available for issuance at June 30, 2013.

The fair value of each purchase under the 2010 ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option-pricing model. The following assumptions were utilized to determine the fair value of the 2010 ESPP shares:

	Three and Six Months Ended
	June 30, 2013	June 30, 2012
Risk-free interest rate	0.13%	0.15%
Expected life (years)	0.50	0.50
Expected volatility	50%	56%
Expected dividend yield	—	—

The weighted-average fair value purchase price per share under the 2010 ESPP for purchase periods beginning in the six months ended June 30, 2013 and 2012 was $1.29 and $2.27, respectively. Cash proceeds from the issuance of shares under the 2010 ESPP were $5.1 million and $5.4 million for the six months ended June 30, 2013 and 2012, respectively.

Common Stock Repurchase Program

Atmel’s Board of Directors has authorized an aggregate of $700.0 million of funding for the Company’s stock repurchase program since 2010. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of the Company’s cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities. As of June 30, 2013, $98.1 million remained available for repurchasing common stock under this program.

During the three and six months ended June 30, 2013, Atmel repurchased 2.0 million and 4.3 million shares, respectively, of its common stock in the open market at an average repurchase price of $7.00 and $6.74 per share, respectively, excluding commission, and subsequently retired those shares. Common stock and additional paid-in capital were reduced by $13.7 million and $29.2 million for the three and six months ended June 30, 2013, respectively; and $44.4 million and $140.6 million, for the three and six months ended June 30, 2012, respectively, as a result of the stock repurchases.

Note 6 ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Comprehensive income (loss) is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income (loss) and comprehensive income (loss) for the Company arises from foreign currency translation adjustments, actuarial losses related to defined benefit pension plans and unrealized gains (losses) on investments. The components of accumulated other comprehensive (loss) income at June 30, 2013 and December 31, 2012, net of tax, are as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Foreign currency translation adjustments	$4,675	$11,627
Actuarial loss related to defined benefit pension plans	(5,097)	(5,066)
Net unrealized loss on investments	(245)	(149)
Total accumulated other comprehensive (loss) income	$(667)	$6,412

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

Purchase Obligations

At June 30, 2013, the Company had certain outstanding purchase obligations for wafers of approximately $27.7 million.

Contingencies

Legal Proceedings

The Company is party to various legal proceedings. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations and statement of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described below or other legal proceedings that were not deemed material as of June 30, 2013, there exists the possibility of a material adverse effect on the Company's financial position, results of operations and cash flows. The Company has accrued for losses related to litigation that it considers probable and for which the loss can be reasonably estimated. In the event that a probable loss cannot be reasonably estimated, it has not accrued for such losses. Management makes a determination as to when a potential loss is reasonably probable based on relevant accounting literature and then includes appropriate disclosure of the contingency. As the Company continues to monitor litigation matters, whether deemed material as of June 30, 2013 or not, its determination could change, however, and the Company may decide, at some future date, to establish an appropriate reserve.

Infineon Litigation.  During the second quarter of 2013, the Company settled its patent infringement litigation with Infineon Technologies A.G. and Infineon Technologies North America Corporation (collectively, “Infineon”) and entered into a cross-license and settlement agreement. On June 14, 2013, the United States District Court for the District of Delaware, the court in which the litigation had been pending, granted a Stipulation of Dismissal with Prejudice. The Company previously recorded accruals in its March 31, 2013 financial statements for this matter.

Other Contingencies

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

The following table summarizes the activity related to the product warranty liability for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Balance at beginning of period	$4,629	$5,724	$4,832	$5,746
Accrual for warranties during the period, net of change in estimate	301	1,336	788	2,623
Actual costs incurred	(859)	(1,395)	(1,549)	(2,704)
Balance at end of period	$4,071	$5,665	$4,071	$5,665

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

The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands, except for percentages)
Income (loss) before income taxes	$18,655	$4,479	$(43,373)	$29,211
(Provision for) benefit from income taxes	(5,679)	(3,725)	8,682	(8,070)
Effective tax rate	30.44%	83.17%	20.02%	27.63%

For the three and six months ended June 30, 2013, the Company recorded an income tax provision of $5.7 million and an income tax benefit of $8.7 million, respectively. For the three months ended June 30, 2013, the significant components of the tax provision were from operations in jurisdictions with operating profits. For the six months ended June 30, 2013, the tax benefit included discrete benefits from restructuring cost incurred in various jurisdictions, settlement charges and the federal research and development tax credit which was reinstated on January 2, 2013 for two years, partially offset by a discrete charge from gain recognized on the sale of the serial flash product line. The Company's effective tax rate for the six months ended June 30, 2013 was lower than the statutory federal income tax rate of 35%, primarily due to income recognized in lower tax jurisdictions.
For the three and six months ended June 30, 2012, the Company recorded an income tax provision of $3.7 million and $8.1 million, respectively. The Company's effective tax rate for the three months ended June 30, 2012 was higher than the statutory federal income tax rate of 35%, primarily due to a significant decrease in pre-tax income. The Company's effective tax rate for the six months ended June 30, 2012 was lower than the statutory federal income tax rate of 35%, primarily due to income recognized in lower tax rate jurisdictions.
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2002 through 2012 tax years generally remain subject to examination by federal and most state tax authorities. For significant foreign jurisdictions, the 2002 through 2012 tax years generally remain subject to examination by their respective tax authorities.
Currently, the Company has tax audits in progress in various non-U.S. jurisdictions. To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations. While the Company believes that the resolution of these audits will not have a material adverse impact on the Company's results of operations, the outcome is subject to uncertainty.
At June 30, 2013 and December 31, 2012, the Company had $42.6 million and $27.2 million of unrecognized tax benefits, respectively, which, if recognized, would affect the effective tax rate. Also at June 30, 2013 and December 31, 2012, the Company had $42.2 million and $45.5 million of unrecognized tax benefits, respectively, which, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets. The change in unrecognized tax benefits during the six months ended June 30, 2013 is primarily due to transfer pricing reserves.
Increases or decreases in unrecognizable tax benefits could occur over the next 12 months due to tax law changes, unrecognized tax benefits established in the normal course of business, or the conclusion of ongoing tax audits in various jurisdictions around the world. The Company believes that before June 30, 2014, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. If the Company reaches settlement with the tax authorities and/or such statutes of limitation expire, the Company expects to record a corresponding adjustment to the applicable unrecognized tax benefits. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the Company estimates that the range of potential decreases in underlying uncertain tax positions may be between $10.0 million and $30.0 million over the next 12 months, although those estimates are subject to various factors beyond the Company's control. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. The Company regularly assesses its tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.
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

The aggregate net pension expense relating to these two plans are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Service cost	$451	$304	$912	$632
Interest cost	357	358	722	726
Amortization of actuarial loss	15	(15)	31	(3)
Net pension period cost	$823	$647	$1,665	$1,355

The Company’s net pension period cost for 2013 is expected to be approximately $3.4 million. Cash funding for benefits paid was $0.1 million and $0.2 million for the three months and six months ended June 30, 2013. The Company expects total contribution to these plans to be approximately $0.5 million in 2013.

Note 10 OPERATING AND GEOGRAPHICAL SEGMENTS

The Company designs, develops, manufactures and sells semiconductor integrated circuit products. The Company’s segments represent management’s view of the Company’s businesses and how it allocates Company resources and measures performance of its major components. Each segment consists of product families with similar requirements for design, development and marketing. Each segment requires different design, development and marketing resources to produce and sell products. Atmel’s four operating and reportable segments are as follows:

•
Microcontrollers. This segment includes AVR 8-bit and 32-bit products, ARM based products, capacitive touch products, including maXTouch and Qtouch, 8051 based products, XSense products and designated wireless products, including low power radio and SOC products that meet ZigBee and Wi-Fi specifications.

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

The Company evaluates segment performance based on revenue and income or loss from operations excluding non-recurring items. Because the Company’s segments reflect the manner in which management reviews its business, they necessarily involve subjective judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect products, technologies or applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments.

Segments are defined by the products they design and sell. They do not sell to each other. The Company’s net revenue and segment (loss) income from operations for each reportable segment for the three and six months ended June 30, 2013 and 2012 are as follows:

Information about Reportable Segments

	Micro- Controllers	Nonvolatile Memories	RF and Automotive	ASIC	Total
	(In thousands)
Three months ended June 30, 2013
Net revenue from external customers	$230,851	$27,197	$41,277	$48,491	$347,816
Segment (loss) income from operations	(4,585)	4,202	5,786	16,248	21,651
Three months ended June 30, 2012
Net revenue from external customers	$220,066	$47,190	$47,564	$53,380	$368,200
Segment income from operations	3,027	5,031	1,123	15,324	24,505

Six Months Ended June 30, 2013
Net revenue from external customers	$446,319	$54,250	$87,915	$88,475	$676,959
Segment (loss) income from operations	(18,244)	7,670	8,245	23,400	21,071
Six Months Ended June 30, 2012
Net revenue from external customers	$437,868	$94,923	$91,074	$102,172	$726,037
Segment income (loss) from operations	9,710	10,377	(814)	21,455	40,728

The Company's primary products are semiconductor integrated circuits, which it has concluded constitute a single group of similar products. Therefore, it is impracticable to differentiate the revenues from external customers for each product sold. The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.

Reconciliation of Segment Information to Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Total segment income from operations	$21,651	$24,505	$21,071	$40,728
Unallocated amounts:
Acquisition-related charges	(1,759)	(1,956)	(4,014)	(3,912)
Restructuring charges	(582)	(14,354)	(43,396)	(14,354)
Recovery of receivables from foundry suppliers	83	—	522	—
Credit from reserved grant income	—	—	—	10,689
Gain on sale of assets	—	—	4,430	—
Settlement charges	—	—	(21,600)	—
Income (loss) from operations	$19,393	$8,195	$(42,987)	$33,151

Geographic sources of revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
United States	$45,213	$59,170	$89,394	$107,360
Germany	51,521	56,979	100,105	107,904
France	11,802	9,932	17,873	19,649
Japan	8,745	24,846	18,903	34,519
China, including Hong Kong	107,211	66,994	205,901	151,093
Singapore	10,068	10,025	18,795	19,931
South Korea	36,899	36,550	80,110	98,691
Taiwan	10,504	46,727	23,796	66,598
Rest of Asia-Pacific	32,507	12,361	55,312	29,571
Rest of Europe	28,995	37,421	57,388	76,153
Rest of the World	4,351	7,195	9,382	14,568
Total net revenue	$347,816	$368,200	$676,959	$726,037

Net revenue is attributed to regions based on ship-to locations.

The Company had one customer and one distributor, which accounted for 16% and 13% of net revenue in the three months ended June 30, 2013, respectively, and 14% and 12% of net revenue in the six months ended June 30, 2013, respectively. One customer accounted for 11% of net revenue in the six months ended June 30, 2012. Two distributors accounted for 17% and 11%, respectively, of accounts receivable at June 30, 2013. Two distributors accounted for 14% and 12% of accounts receivable at December 31, 2012.

Physical locations of tangible long-lived assets as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
United States	$103,102	$85,044
Philippines	55,120	61,594
Germany	22,886	17,602
France	22,178	28,000
Rest of Asia-Pacific	30,687	38,842
Rest of Europe	9,448	9,547
Total	$243,421	$240,629

Excluded from the table above is an auction-rate security of $1.1 million at each of June 30, 2013 and December 31, 2012, which is included in other assets on the condensed consolidated balance sheets. Also excluded from the table above as of June 30, 2013 and December 31, 2012 are goodwill of $104.5 million and $104.4 million, respectively, intangible assets, net of $31.6 million and $27.3 million, respectively, and deferred income tax assets of $121.4 million and $102.3 million, respectively.

Note 11 GAIN ON SALE OF ASSETS

On September 28, 2012, the Company sold its serial flash product line. Under the terms of the sale agreement, the Company transferred assets to the buyer, which assumed certain liabilities, in return for cash consideration of $25.0 million. As part of the sale transaction, the Company granted the buyer an exclusive option to purchase the Company's remaining $7.0 million of serial flash inventory, which the buyer fully exercised during the first quarter of 2013. As a result of the sale of that $7.0 million of remaining inventory, the Company recorded a gain of $4.4 million in its condensed consolidated statements of operations for the three months ended March 31, 2013 to reflect receipt of payment upon exercise of the related purchase option and the completion of the sale of the serial flash product line.

Note 12 RESTRUCTURING CHARGES

The following table summarizes the activity related to the accrual for restructuring charges detailed by restructuring event for the three and six months ended June 30, 2013 and 2012.

June 30, 2013

	Q2'10	Q2'12	Q4'12	Q1'13	Total 2013 Activity
	(In thousands)
Balances at January 1, 2013 - Restructuring Accrual	$439	$7,418	$8,365	$—	$16,222
Charges (credits) - Employee termination costs, net of change in estimate	—	—	(460)	42,821	42,361
Charges - Other	—	—	—	453	453
Payments - Employee termination costs	—	(2,206)	(5,161)	—	(7,367)
Payments - Other	—	—	(45)	(453)	(498)
Foreign exchange gain	—	—	(16)	—	(16)
Balances at March 31, 2013 - Restructuring Accrual	439	5,212	2,683	42,821	51,155
Charges (credits) - Employee termination costs, net of change in estimate	—	180	(310)	941	811
Credits - Other	—	—	(230)	—	(230)
Payments - Employee termination costs	(158)	(812)	(1,860)	(5,853)	(8,683)
Payments - Other	—	—	(185)	—	(185)
Foreign exchange loss	—	—	—	141	141
Balances at June 30, 2013 - Restructuring Accrual	$281	$4,580	$98	$38,050	$43,009

June 30, 2012

	Q3'08	Q2'10	Q2'12	Total 2012 Activity
	(In thousands)
Balances at January 1, 2012 - Restructuring Accrual	$301	$1,846	$—	$2,147
Payments - Employee termination costs	—	(741)	—	(741)
Foreign exchange gain (loss)	—	(226)	—	(226)
Balances at March 31, 2012 - Restructuring Accrual	301	879	—	1,180
Charges (credits) - Employee termination costs, net of change in estimate	—	1,138	13,216	14,354
Payments - Employee termination costs	(301)	—	—	(301)
Foreign exchange gain (loss)	—	(9)	(301)	(310)
Balances at June 30, 2012 - Restructuring Accrual	$—	$2,008	$12,915	$14,923

2013 Restructuring Charges

Restructuring charges recorded in the first quarter of 2013 were primarily related to workforce reductions at the Company's locations in Rousset, France (“Rousset”), Nantes, France (“Nantes”), Heilbronn, Germany (“Heilbronn”) and Ulm, Germany. The Company's subsidiaries operating at these sites restructured operations to further align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. The Company recorded the restructuring liabilities in the first quarter of 2013 as accounting recognition criteria were met and consistent with management's approval and commitment to the restructuring plans in the quarter. The restructuring plans identified the number of employees terminated, their job classification and function, their location and the date that the plan was expected to be completed.

The restructuring charges recorded in the first quarter of 2013 for Rousset and Nantes were $26.6 million and for Heilbronn were $15.6 million, and are expected to be paid by the time affected employees cease active service in 2014. There were no significant changes to the plan and no material modifications or changes were made after the implementation began.

2012 Restructuring Charges

The charge of $14.4 million in the second quarter of 2012 related primarily to workforce reductions in Heilbronn, the US, and certain other locations. These workforce reductions were designed to further align the Company's global operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. The Company recorded the restructuring liabilities in the second quarter of 2012 as accounting recognition criteria were met and consistent with management's approval and commitment to the restructuring plans in the quarter. The restructuring plans identified the number of employees terminated, their job classification and function, their location and the date that the plan was expected to be completed. The Company anticipates all affected employees will cease active service on or before the end of the fourth quarter of 2013. There were no significant changes to the plan and no material modifications or changes were made after the implementation began.

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

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands, except per share data)
Net income (loss)	$12,976	$754	$(34,691)	$21,141
Weighted-average shares - basic	428,239	433,616	428,617	436,941
Dilutive effect of incremental shares and share equivalents	2,297	3,235	—	3,978
Weighted-average shares - diluted	430,536	436,851	428,617	440,919
Net income (loss) per share:
Basic
Net income (loss) per share - basic	$0.03	$0.00	$(0.08)	$0.05
Diluted
Net income (loss) per share - diluted	$0.03	$0.00	$(0.08)	$0.05

The following table summarizes securities which were not included in the “Weighted-average shares — diluted” used for calculation of diluted net income (loss) per share, as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Employee stock options and restricted stock units outstanding	6,923	4,222	9,377	3,397

Note 15 INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Interest and other (expense) income	$(187)	$(1,710)	$540	$(1,528)
Interest expense	(585)	(1,021)	(1,280)	(2,191)
Foreign exchange transaction gains (losses)	34	(985)	354	(221)
Total	$(738)	$(3,716)	$(386)	$(3,940)

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
This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2013 and beyond. Our statements regarding the following matters also fall within the meaning of “forward-looking” statements and should be considered accordingly: the expansion of the market for microcontrollers, revenue for our maXTouch products, expectations for our new XSense products, our gross margin expectations and trends, anticipated revenue by geographic area and the ongoing transition of our revenue base to Asia, expectations or trends involving our operating expenses, capital expenditures, cash flow and liquidity, our factory utilization rates, the effect and timing of new product introductions, our ability to access independent foundry capacity and the corresponding financial condition and operational performance of those foundry partners, including insolvencies of two European foundry suppliers, the effects of our strategic transactions and restructuring efforts, the estimates we use in respect of the amount and/or timing for expensing unearned share-based compensation and similar estimates related to our performance-based restricted stock units, our expectations regarding tax matters, the outcome of litigation (including intellectual property litigation in which we may be involved or in which our customers may be involved, especially in the mobile device sector) and the effects of exchange rates and our ongoing efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Part II Item 1A — Risk Factors, and elsewhere in this Quarterly Report on Form 10-Q. Generally, the words “may,” “will,” “could,” “should,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Quarterly Report on Form 10-Q is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q.
OVERVIEW

     We are one of the world’s leading designers, developers and suppliers of microcontrollers, which are self-contained computers-on-a-chip. Microcontrollers are generally less expensive, consume less power and offer enhanced programming capabilities compared to traditional microprocessors. Our microcontrollers and related products are used in many of the world’s leading smartphones, Ultrabooks, tablet devices, e-readers, wireless peripherals and other consumer and industrial electronics. They provide core functionality for such things as touch sensing, sensor and lighting management, security and encryption, wireless applications, industrial controls, building automation and battery management. We offer an extensive portfolio of capacitive touch products that integrate our microcontrollers with fundamental touch-focused intellectual property ("IP") we have developed, and we continue to leverage our market and technology advantages to expand our product portfolio within the touch-related eco-system. Toward that end, and as a natural extension of our touch controller business, in 2012, we announced our XSense products, a new type of touch sensor based on proprietary metal mesh technologies. We also design and sell products that are complementary to our microcontroller business, including nonvolatile memory, radio frequency, mixed-signal and application specific integrated circuits. Our semiconductors also provide functionality for smart-meters, commercial, residential and architectural LED-based lighting systems, touch panels used on household and industrial appliances, various aerospace, industrial and military products and systems, and numerous electronic-based automotive components like keyless ignition and access, engine control, and lighting and entertainment systems for standard and hybrid vehicles. We continue to focus on the development of wireless products that allow devices to communicate and connect with each other. We also continue to integrate enhanced wireless capabilities into our product portfolio, including technologies such as "ZigBee" and "Wi-Fi Direct" that enable the so-called “Internet of Things,” where smart, connected devices and appliances seamlessly share data and information. We own and operate one wafer manufacturing facility in Colorado Springs, Colorado, consistent with our strategic determination made several years ago to maintain lower fixed costs and capital investment requirements.

RESULTS OF OPERATIONS

	Three Months Ended				Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	(in thousands, except percentage of net revenue)
Net revenue	$347,816	100%	$368,200	100%	$676,959	100%	$726,037	100%
Gross profit	147,925	43%	161,887	44%	279,230	41%	314,254	43%
Research and development	67,362	19%	66,392	18%	135,670	20%	132,681	18%
Selling, general and administrative	58,912	17%	70,990	19%	122,489	18%	140,845	19%
Acquisition-related charges	1,759	1%	1,956	1%	4,014	1%	3,912	1%
Restructuring charges	582	—%	14,354	4%	43,396	6%	14,354	2%
Recovery of receivables from foundry suppliers	(83)	—%	—	—%	(522)	—%	—	—%
Credit from reserved grant income	—	—%	—	—%	—	—%	(10,689)	(1)%
Gain on sale of assets	—	—%	—	—%	(4,430)	(1)%	—	—%
Settlement charges	—	—%	—	—%	21,600	3%	—	—%
Income (loss) from operations	$19,393	6%	$8,195	2%	$(42,987)	(6)%	$33,151	5%

Net Revenue

Our net revenue totaled $347.8 million for the three months ended June 30, 2013, a decrease of 6%, or $20.4 million, from $368.2 million in net revenue for the three months ended June 30, 2012. Our net revenue totaled $677.0 million for the six months ended June 30, 2013, a decrease of 7%, or $49.1 million, from $726.0 million in net revenue for the six months ended June 30, 2012. Revenue for the three and six months ended June 30, 2013 were lower than the three and six months ended June 30, 2012 primarily as a result of the loss of revenue, in the comparable periods, from the September 2012 sale of our serial flash product line, which was partially offset by higher microcontroller revenue.

Net revenue denominated in Euros was 21% of total net revenue for both the three months ended June 30, 2013 and June 30, 2012, and was 23% and 21% of total net revenue for the six months ended June 30, 2013 and June 30, 2012, respectively. Average exchange rates utilized to translate foreign currency revenue and expenses in Euros were approximately 1.30 Euros to the dollar for both the three months ended June 30, 2013 and 2012, respectively, and 1.31 Euros to the dollar for both the six months ended June 30, 2013 and 2012, respectively. Our net revenue for the three months ended June 30, 2013 would have been approximately $0.2 million higher had the average exchange rate in the three months ended June 30, 2013 remained the same as the average exchange rate in effect for the three months ended June 30, 2012. Our net revenue for the six months ended June 30, 2013 would have been approximately $0.7 million lower had the average exchange rate in the six months ended June 30, 2013 remained the same as the average exchange rate in effect for the six months ended June 30, 2012.

Net Revenue — By Operating Segment

Our net revenue by operating segment is summarized as follows:

	Three Months Ended
	June 30, 2013	June 30, 2012	Change	% Change
	(in thousands, except for percentages)
Microcontrollers	$230,851	$220,066	$10,785	5%
Nonvolatile Memory	27,197	47,190	(19,993)	(42)%
RF and Automotive	41,277	47,564	(6,287)	(13)%
ASIC	48,491	53,380	(4,889)	(9)%
Total net revenue	$347,816	$368,200	$(20,384)	(6)%

	Six Months Ended
	June 30, 2013	June 30, 2012	Change	% Change
	(in thousands, except for percentages)
Microcontrollers	$446,319	$437,868	$8,451	2%
Nonvolatile Memory	54,250	94,923	(40,673)	(43)%
RF and Automotive	87,915	91,074	(3,159)	(3)%
ASIC	88,475	102,172	(13,697)	(13)%
Total net revenue	$676,959	$726,037	$(49,078)	(7)%

Microcontrollers

Microcontroller segment net revenue increased 5% to $230.9 million for the three months ended June 30, 2013 from $220.1 million for the three months ended June 30, 2012. Microcontroller segment net revenue increased 2% to $446.3 million for the six months ended June 30, 2013 from $437.9 million for the six months ended June 30, 2012. Revenue increased primarily as a result of stronger demand for 32-bit products, partially offset by a decline in demand for 8-bit products as our 32-bit business continues to grow and increase market share. Microcontroller net revenue represented 66% of total net revenue for both the three and six months ended June 30, 2013, compared to 60% of total net revenue for both the three and six months ended June 30, 2012.

Nonvolatile Memory

Nonvolatile Memory segment net revenue decreased 42% to $27.2 million for the three months ended June 30, 2013 from $47.2 million for the three months ended June 30, 2012. Nonvolatile Memory segment net revenue decreased 43% to $54.3 million for the six months ended June 30, 2013 from $94.9 million for the six months ended June 30, 2012. The decrease was primarily due to the sale of our serial flash product line in September 2012, which accounted for 28% and 27% of the total nonvolatile memory segment revenue for the three and six months ended June 30, 2012.

RF and Automotive

RF and Automotive segment net revenue decreased 13% to $41.3 million for the three months ended June 30, 2013 from $47.6 million for the three months ended June 30, 2012. RF and Automotive segment net revenue decreased 3% to $87.9 million for the six months ended June 30, 2013 from $91.1 million for the six months ended June 30, 2012. These decreases were primarily due to a decline in demand for our legacy GPS and Auto RF products.

ASIC

ASIC segment net revenue decreased 9% to $48.5 million for the three months ended June 30, 2013 from $53.4 million for the three months ended June 30, 2012. ASIC segment net revenue decreased 13% to $88.5 million for the six months ended June 30, 2013 from $102.2 million for the six months ended June 30, 2012. Revenue from legacy custom and programmable and aerospace products decreased by 15% during the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily from reduced market demand for those products.

Net Revenue by Geographic Area

Our net revenue by geographic area for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012, is summarized in the table below. Revenue is attributed to regions based on the location to which we ship. See Note 10 of Notes to Condensed Consolidated Financial Statements for further discussion.

	Three Months Ended
	June 30, 2013	June 30, 2012	Change	% Change
	(in thousands, except for percentages)
Asia	$205,934	$197,503	$8,431	4%
Europe	92,318	104,332	(12,014)	(12)%
United States	45,213	59,170	(13,957)	(24)%
Other*	4,351	7,195	(2,844)	(40)%
Total net revenue	$347,816	$368,200	$(20,384)	(6)%

	Six Months Ended
	June 30, 2013	June 30, 2012	Change	% Change
	(in thousands, except for percentages)
Asia	$402,817	$400,403	$2,414	1%
Europe	175,366	203,706	(28,340)	(14)%
United States	89,394	107,360	(17,966)	(17)%
Other*	9,382	14,568	(5,186)	(36)%
Total net revenue	$676,959	$726,037	$(49,078)	(7)%
_________________________________________
* Primarily includes South Africa, and Central and South America

Net revenue outside the United States accounted for 87% and 84% of our net revenue for the three months ended June 30, 2013 and 2012, respectively, and 87% and 85% for the six months ended June 30, 2013 and 2012.

Our net revenue in Asia increased $8.4 million, or 4%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, and increased $2.4 million, or 1%, for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The increase in Asia for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012 was primarily due to stronger demand in the smartphone and tablet end markets. Net revenue for the Asia region was 59% and 60% of total net revenue for three and six months ended June 30, 2013, respectively, compared to 54% and 55% of total net revenue for the three and six months ended June 30, 2012, respectively.

Our net revenue in Europe decreased $12.0 million, or 12%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, and decreased $28.3 million, or 14% for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The decrease in this region for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012 was primarily a result of a decline in the industrial end market. Net revenue for the

Europe region was 27% and 26% of total net revenue for the three and six months ended June 30, 2013, respectively, compared to 28% of total net revenue for both the three and six months ended June 30, 2012.

Our net revenue in the United States decreased by $14.0 million, or 24%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. Our net revenue in the United States decreased by $18.0 million, or 17%, for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. This decrease resulted from a decline in the consumer and industrial end markets. Net revenue for the U.S. region was 13% of total net revenue for both the three and six months ended June 30, 2013, compared to 16% and 15% of total net revenue for the three and six months ended June 30, 2012, respectively.

Revenue and Costs — Impact from Changes to Foreign Exchange Rates

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies was 21% of our total net revenue for both the three months ended June 30, 2013 and 2012, and 23% and 21% of our total net revenue for the six months ended June 30, 2013 and 2012, respectively.

Costs denominated in foreign currencies were 18% and 26% of our total costs for the three months ended June 30, 2013 and 2012, respectively, and 18% and 22% of our total costs for the six months ended June 30, 2013 and 2012, respectively.

The average exchange rate utilized to translate foreign currency revenue and expenses denominated in Euros was approximately 1.30 Euros to the dollar for both the three months ended June 30, 2013 and 2012, and 1.31 Euros to the dollar for both the six months ended June 30, 2013 and 2012.

For the three months ended June 30, 2013, changes in foreign exchange rates had a favorable overall effect on our operating results. Our net revenue and operating expenses for the three months ended June 30, 2013 would have been approximately $0.2 million higher and $0.5 million higher, respectively, had the average exchange rate remained the same as the average rate in effect for the three months ended June 30, 2012. Our income from operations would have been approximately $0.3 million lower had the average exchange rate in the three months ended June 30, 2013 remained the same as the average exchange rate in the three months ended June 30, 2012.

For the six months ended June 30, 2013, changes in foreign exchange rates had a favorable overall effect on our operating results. Our net revenue and operating expenses for the six months ended June 30, 2013 would have been approximately $0.7 million lower and $0.6 million lower, respectively, had the average exchange rate remained the same as the average rate in effect for the six months ended June 30, 2012. Our loss from operations would have been approximately $0.1 million higher had the average exchange rate in the six months ended June 30, 2013 remained the same as the average exchange rate in the six months ended June 30, 2012.

We continue to monitor the economic situation in Europe, which remains uncertain. The elimination of the Euro as a common currency, the withdrawal of member states from the Eurozone or other events affecting the liquidity, volatility or use of the Euro could have a significant effect on our revenue and operations if any of those events were to occur.

Gross Margin

Gross margin declined to 42.5% and 41.2% for the three and six months ended June 30, 2013, compared to 44.0% and 43.3% for the three and six months ended June 30, 2012. Gross margin in the three and six months ended June 30, 2013 was negatively affected by lower sales and a weaker pricing environment.

Inventory decreased to $323.8 million at June 30, 2013 from $348.3 million at December 31, 2012 primarily due to improved inventory management and inventory write-downs. Inventory write-downs, if undertaken, may affect our results of operations, including gross margin, depending on the nature of those adjustments. If the demand for certain semiconductor products declines or does not materialize as we expect, we could be required to record additional write-downs, which would adversely affect our gross margin.

For the six months ended June 30, 2013, we manufactured approximately 48% of our products in our own wafer fabrication facility compared to 59% for the six months ended June 30, 2012.

The cost of revenue for the three and six months ended June 30, 2013 includes a net gain from foundry arrangements of approximately $1.5 million consisting of the reduction of a previously recorded liability related to a take-or-pay arrangement in the amount of approximately $4.9 million, offset by the write-off of a $1.9 million wafer prepayment and a further write-off of approximately $1.5 million of raw materials costs. These transactions resulted from insolvencies of two of the Company's European foundry suppliers.

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

Research and Development

Research and development ("R&D") expenses increased 1%, or $1.0 million, to $67.4 million for the three months ended June 30, 2013 from $66.4 million for the three months ended June 30, 2012. Research and development ("R&D") expenses increased 2%, or $3.0 million, to $135.7 million for the six months ended June 30, 2013 from $132.7 million for the six months ended June 30, 2012. R&D expenses increased for the three and six months ended June 30, 2013 primarily due to increased use of external services, offset in part by a decrease in share-based compensation of $2.9 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, and $5.0 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. As a percentage of net revenue, R&D expenses totaled 19% and 20% for the three and six months ended June 30, 2013, compared to 18% for the three and six months ended June 30, 2012.

Our internally developed process technologies are an important part of new product development. We continue to invest in developing process technologies emphasizing wireless, high voltage, analog, digital, and embedded memory manufacturing processes. Our technology development groups, in partnership with certain external foundries, are developing new and enhanced fabrication processes. We believe this investment allows us to bring new products to market faster, add innovative features and achieve performance improvements. We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses decreased 17%, or $12.1 million, to $58.9 million for the three months ended June 30, 2013 from $71.0 million for the three months ended June 30, 2012. SG&A expenses decreased 13%, or $18.3 million, to $122.5 million for the six months ended June 30, 2013 from $140.8 million for the six months ended June 30, 2012. SG&A expenses decreased primarily due to lower share-based compensation, employee-related costs resulting from our restructuring activities and reduced legal fees. Share-based compensation decreased $7.4 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, and $9.4 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. As a percentage of net revenue, SG&A expenses decreased to 17% and 18% of net revenue for the three and six months ended June 30, 2013, respectively, compared to 19% for both the three and six months ended June 30, 2012.

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

The following table summarizes share-based compensation included in operating results for the three months and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Cost of revenue	$1,609	$2,314	$3,453	$4,569
Research and development	3,016	5,880	7,624	12,643
Selling, general and administrative	2,855	10,288	11,165	20,597
Total share-based compensation expense, before income taxes	7,480	18,482	22,242	37,809
Tax benefit	(563)	(1,431)	(3,169)	(4,221)
Total share-based compensation expense, net of income taxes	$6,917	$17,051	$19,073	$33,588

In May 2011, we adopted the 2011 Incentive Plan, which provides for the grant of restricted stock units to eligible employees. Vesting of restricted stock units granted under the 2011 Incentive Plan is subject to the satisfaction of performance metrics tied to relative revenue growth and operating margin over the designated performance periods. The performance periods for the 2011 Incentive Plan run from January 1, 2011 through December 31, 2013 and consist of three one-year performance periods (calendar years 2011, 2012 and 2013) and a three-year cumulative performance period. We did not issue any performance-based restricted stock units in the three and six months ended June 30, 2013. We issued 0.1 million and 0.3 million performance-based restricted stock units in the three and six months ended June 30, 2012, respectively. We recorded a net reversal of previously recognized share-based compensation expense related to performance-based restricted stock units of $6.5 million and $6.1 million under the 2011 Incentive Plan in the three and six months ended June 30, 2013, respectively. We recorded total share-based compensation expense related to performance-based restricted stock units of $3.4 million and $7.7 million in the three and six months ended June 30, 2012, respectively. The expense recorded for the three and six months ended June 30, 2013 decreased from the three and six months ended June 30, 2012 as a result of reducing our estimates regarding the probability of achieving all performance criteria and as a result of an increase in the estimated forfeiture rate for these performance-based restricted stock units resulting in a reversal of share-based compensation expense recognized in the prior periods of $7.2 million and $9.6 million, respectively. We are required to reassess the probability of vesting at each reporting date, and any change in its forecasts may result in an increase or decrease to the expense recognized. As a result, the expense recognition for performance-based restricted stock units could change over time, requiring adjustments to the financial statements to reflect changes in our judgment regarding the probability of achieving the performance goals.

The 2011 Incentive Plan performance metrics include revenue growth rankings for us relative to a semiconductor peer group or a microcontroller peer group, as determined by the Compensation Committee. In addition, in order for a participant to receive credit for a performance period, we must achieve a minimum operating margin during such performance period, measured on a pro forma basis as defined in the 2011 Incentive Plan, subject to adjustment by the Compensation Committee. The Compensation Committee is required by the terms of the 2011 Incentive Plan to adjust downward the pro forma operating margin threshold if an industry-wide decline in adjusted revenue for our semiconductor peer companies occurs, and, if that occurs, any downward adjustment must be implemented in a manner consistent with the absolute decline in pro forma operating margin for peer companies as a group, as reviewed by the Compensation Committee. We evaluate, on a quarterly basis, the likelihood of meeting our performance metrics in determining share-based compensation expense for performance share plans. To the extent that aspects of a performance-based compensation plan such as ours are adjusted in the discretion of a compensation committee, the exercise of that discretion, notwithstanding that it is expressly permitted by the terms of a plan, may result in plan compensation awarded to named executive officers not being deductible.  Our Compensation Committee has retained the discretion to implement our 2011 Incentive Plan, notwithstanding any potential loss of deductibility, in the manner that it believes most effectively achieves the objectives of our compensation philosophies.

Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding.

Acquisition-Related Charges

We recorded total acquisition-related charges of $1.8 million and $4.0 million for the three and six months ended June 30, 2013, respectively, related to various acquisitions since 2008, compared to $2.0 million and $3.9 million for the three and six months ended June 30, 2012, respectively.

Included in those acquisition-related charges is amortization of $1.5 million and $3.4 million for the three and six months ended June 30, 2013, respectively, and $1.4 million and $2.8 million for the three and six months ended June 30, 2012, respectively, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog. We estimate that charges related to amortization of intangible assets will be approximately $2.6 million for the remainder of 2013.

We also recorded other compensation related charges for these acquisitions of $0.3 million and $0.6 million for the three and six months ended June 30, 2013, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2012.

Gain on Sale of Assets

On September 28, 2012, we sold our serial flash product line. Under the terms of the sale agreement, we transferred assets to the buyer, which assumed certain liabilities, in return for cash consideration of $25.0 million. As part of the sale transaction, we granted the buyer an exclusive option to purchase our remaining $7.0 million of serial flash inventory, which the buyer fully exercised during the first quarter of 2013. As a result of the sale of that $7.0 million of remaining inventory, we recorded a gain of $4.4 million in our condensed consolidated statements of operations for the three months ended March 31, 2013 to reflect receipt of payment upon exercise of the related purchase option and the completion of the sale of the serial flash product line.

Restructuring Charges

The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the three and six months ended June 30, 2013 and 2012:

June 30, 2013

	Q2'10	Q2'12	Q4'12	Q1'13	Total 2013 Activity
	(In thousands)
Balances at January 1, 2013 - Restructuring Accrual	$439	$7,418	$8,365	$—	$16,222
Charges (credits) - Employee termination costs, net of change in estimate	—	—	(460)	42,821	42,361
Charges - Other	—	—	—	453	453
Payments - Employee termination costs	—	(2,206)	(5,161)	—	(7,367)
Payments - Other	—	—	(45)	(453)	(498)
Foreign exchange loss	—	—	(16)	—	(16)
Balances at March 31, 2013 - Restructuring Accrual	439	5,212	2,683	42,821	51,155
Charges (credits) - Employee termination costs, net of change in estimate	—	180	(310)	941	811
Credits - Other	—	—	(230)	—	(230)
Payments - Employee termination costs	(158)	(812)	(1,860)	(5,853)	(8,683)
Payments - Other	—	—	(185)	—	(185)
Foreign exchange loss	—	—	—	141	141
Balances at June 30, 2013 - Restructuring Accrual	$281	$4,580	$98	$38,050	$43,009

June 30, 2012

	Q3'08	Q2'10	Q2'12	Total 2012 Activity
	(In thousands)
Balances at January 1, 2012 - Restructuring Accrual	$301	$1,846	$—	$2,147
Payments - Employee termination costs	—	(741)	—	(741)
Foreign exchange (gain) loss	—	(226)	—	(226)
Balances at March 31, 2012 - Restructuring Accrual	301	879	—	1,180
Charges - Employee termination costs, net of change in estimate	—	1,138	13,216	14,354
Payments - Employee termination costs	(301)	—	—	(301)
Foreign exchange (gain) loss	—	(9)	(301)	(310)
Balances at June 30, 2012 - Restructuring Accrual	$—	$2,008	$12,915	$14,923

2013 Restructuring Charges

Restructuring charges recorded in the first quarter of 2013 were primarily related to workforce reductions at our locations in Rousset, France (“Rousset”), Nantes, France (“Nantes”), Heilbronn, Germany (“Heilbronn”) and Ulm, Germany. Our subsidiaries operating at these sites restructured operations to further align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. We recorded the restructuring liabilities in the first quarter of 2013 as accounting recognition criteria were met and consistent with management's approval and commitment to the restructuring plans in the quarter. The restructuring plans identified the number of employees terminated, their job classification and function, their location and the date that the plan was expected to be completed.

The restructuring charges recorded in the first quarter of 2013 for Rousset and Nantes were $26.6 million and for Heilbronn were $15.6 million, and are expected to be paid by the time affected employees cease active service in 2014. There were no significant changes to the plan and no material modifications or changes were made after the implementation began.

2012 Restructuring Charges

The charge of $14.4 million in the second quarter of 2012 related primarily to workforce reductions in Heilbronn, the US, and certain other locations. These workforce reductions were designed to further align our global operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. We recorded the restructuring liabilities in the second quarter of 2012 as accounting recognition criteria were met and consistent with our approval and commitment to the restructuring plans in the quarter. The restructuring plans identified the number of employees terminated, their job classification and function, their location and the date that the plan was expected to be completed. We anticipate all affected employees will cease active service on or before the end of the fourth quarter of 2013. There were no significant changes to the plan and no material modifications or changes were made after the implementation began.

Based on the information available to us as of the date of this Quarterly Report on Form 10-Q, the dates on which employees affected by the restructuring are currently expected to cease their service with us, and assuming the absence of material labor discord, litigation or other unforeseen issues arising with respect to those matters, we believe that the estimated savings in 2013 from our restructuring actions will be approximately $30.0 million to $35.0 million, comprising approximately $13.0 million to $15.0 million from cost of sales, approximately $11.0 million to $13.0 million from research and development expense and approximately $6.0 million to $7.0 million from selling, general and administrative expense. We expect, to the extent consistent with our assumptions regarding these matters as discussed above and assuming no other material changes in our business, incremental savings after these restructuring actions have been completed of approximately $9.0 million to $12.0 million per year, comprising approximately $3.0 million to $4.0 million from cost of sales, approximately $4.0 million to $5.0 million from research and development expense and approximately $2.0 million to $3.0 million from selling, general and administrative expense. Actual savings realized may, however, differ if our assumptions are incorrect or if other unanticipated events occur. Savings may also be offset, or additional expenses incurred, if, and when, we make additional investments in labor, materials or capital in our business in the future; savings achieved in connection with one series of restructuring activities may not necessarily be indicative of savings that may be realized in other restructuring activities nor may the timing of savings realized in connection with our restructuring actions be similar to, or consistent with, the timing of benefits realized in other restructuring activities that we may undertake at any time.

Credit from Reserved Grant Income

In March 2012, the Greek government executed a ministerial decision related to an outstanding state grant previously made to a Greek subsidiary. Consequently, we recognized a benefit of $10.7 million in our results for the three months ended March 31, 2012, resulting from the reversal of a reserve previously established for that grant. The outstanding balance of the grant owed to the Greek government at March 31, 2013 was $4.4 million. In April 2013, our Greek subsidiary paid this amount, eliminating the remaining grant related obligations to the Greek government.

Interest and Other Expense, Net

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Interest and other (expense) income	$(187)	$(1,710)	$540	$(1,528)
Interest expense	(585)	(1,021)	(1,280)	(2,191)
Foreign exchange transaction gains (losses)	34	(985)	354	(221)
Total	$(738)	$(3,716)	$(386)	$(3,940)

Interest and other expense, net, resulted in an expense of $0.7 million and $0.4 million for the three and six months ended June 30, 2013, respectively, compared to $3.7 million and $3.9 million for the three and six months ended June 30, 2012, respectively, primarily due to a loss resulting from an equity interest in a privately held entity of $0.8 million for the three months ended June 30, 2013, compared to $1.9 million for the three months ended June 30, 2012. Interest and other expense, net, was favorably impacted by foreign exchange gains in the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012. We continue to have balance sheet exposures in foreign currencies subject to exchange rate fluctuations and may incur further gains or losses in the future as a result of such foreign exchange exposures.

(Provision for) Benefit from Income Taxes

For the three and six months ended June 30, 2013, we recorded an income tax provision of $5.7 million and an income tax benefit of $8.7 million, respectively. For the three months ended June 30, 2013, the significant components of the tax provision were from operations in jurisdictions with operating profits. For the six months ended June 30, 2013, the tax benefit included discrete benefits from restructuring cost incurred in various jurisdictions, settlement charges and the federal research and development tax credit which was reinstated on January 2, 2013 for two years, partially offset by a discrete charge from gain recognized on the sale of the serial flash product line. Our effective tax rate for the six months ended June 30, 2013 was lower than the statutory federal income tax rate of 35%, primarily due to income recognized in lower tax jurisdictions.
For the three and six months ended June 30, 2012, we recorded an income tax provision of $3.7 million and $8.1 million, respectively. Our effective tax rate for the three months ended June 30, 2012 was higher than the statutory federal income tax rate of 35%, primarily due to a significant decrease in pre-tax income. Our effective tax rate for the six months ended June 30, 2012 was lower than the statutory federal income tax rate of 35%, primarily due to income recognized in lower tax rate jurisdictions.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2002 through 2012 tax years generally remain subject to examination by federal and most state tax authorities. For significant foreign jurisdictions, the 2002 through 2012 tax years generally remain subject to examination by their respective tax authorities.
Currently, we have tax audits in progress in various non-U.S. jurisdictions. To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations. While we believe that the resolution of these audits will not have a material adverse impact on our results of operations, the outcome is subject to uncertainty.
At June 30, 2013 and December 31, 2012, we had $42.6 million and $27.2 million of unrecognized tax benefits, respectively, which, if recognized, would affect the effective tax rate. Also at June 30, 2013 and December 31, 2012, we had $42.2 million and $45.5 million of unrecognized tax benefits, respectively, which, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets. The change in unrecognized tax benefits during the six months ended June 30, 2013 is primarily due to transfer pricing reserves.
Increases or decreases in unrecognizable tax benefits could occur over the next 12 months due to tax law changes, unrecognized tax benefits established in the normal course of business, or the conclusion of ongoing tax audits in various jurisdictions around the world. We believe that before June 30, 2014, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. If we reach settlement with the tax authorities and/or such statutes of limitation expire, we expect to record a corresponding adjustment to the applicable unrecognized tax benefits. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, we estimate that the range of potential decreases in underlying uncertain tax positions may be between $10 million and $30 million over the next 12 months, although those estimates are subject to various factors beyond our control. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. We regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business.

Liquidity and Capital Resources

At June 30, 2013, we had $226.6 million of cash, cash equivalents and short-term investments, compared to $296.1 million at December 31, 2012. The decrease in cash balances during the first half of 2013 resulted principally from payments made for acquisitions, payments in respect of settlement charges, a $10.0 million prepayment made to a supplier related to XSense production, timing of vendor payables and customer receivables and common stock repurchases. Our current asset to liability ratio, calculated as total current assets divided by total current liabilities, was 2.77 at June 30, 2013 compared to 2.84 at December 31, 2012. Working capital, calculated as total current assets less total current liabilities, decreased to $556.3 million at June 30, 2013, compared to $621.1 million at December 31, 2012. Cash used in operating activities was $3.3 million for the six months ended June 30, 2013, compared to cash provided by operating activities of $68.5 million for the six months ended June 30, 2012, and capital expenditures totaled $13.5 million and $16.1 million for the six months ended June 30, 2013 and 2012, respectively, with the decrease resulting primarily from a reduction in the purchase of testing equipment.

As of June 30, 2013, of the $226.6 million aggregate cash and cash equivalents and short-term investments held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $190.1 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

Operating Activities

Net cash used in operating activities was $3.3 million for the six months ended June 30, 2013, compared to cash provided by operating activities of $68.5 million for the six months ended June 30, 2012. Net cash used in operating activities for the six months ended June 30, 2013 was determined primarily by adjusting net loss of $34.7 million for certain non-cash charges for depreciation and amortization of $38.7 million and share-based compensation charges of $22.2 million.

Accounts receivable increased by 9% or $17.6 million to $206.1 million at June 30, 2013, from $188.5 million at December 31, 2012. The average number of days of accounts receivable outstanding increased to 54 days for the three months ended June 30, 2013 from 50 days for the three months ended December 31, 2012.

Inventories decreased to $323.8 million at June 30, 2013 from $348.3 million at December 31, 2012. Inventories consist of raw wafers, purchased foundry wafers, work-in-process and finished units. Our number of days of inventory decreased slightly to 147 days for the three months ended June 30, 2013 from 148 days for the three months ended December 31, 2012.

Investing Activities

Net cash used in investing activities was $37.0 million and $10.7 million for the six months ended June 30, 2013 and June 30, 2012, respectively. For the six months ended June 30, 2013, we paid $13.5 million for acquisitions of fixed assets, compared to $16.1 million in the six months ended June 30, 2012 resulting principally from reduced purchases of testing equipment. During the six months ended June 30, 2013, we paid $25.9 million for acquisitions, net of cash acquired.

We anticipate expenditures for capital purchases in 2013 to be relatively consistent with 2012, and to be used principally to maintain existing manufacturing operations and to expand manufacturing capacity for our XSense product.

Financing Activities

Net cash used in financing activities was $28.4 million and $143.6 million for the six months ended June 30, 2013 and 2012, respectively. The cash used was primarily related to stock repurchases of $29.2 million in the six months ended June 30, 2013, compared to $140.6 million in the six months ended June 30, 2012 and tax payments related to shares withheld for vested restricted stock units of $8.3 million for the six months ended June 30, 2013, compared to $11.3 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, we repurchased 4.3 million shares of our common stock in the open market and subsequently retired those shares under our existing stock repurchase program. As of June 30, 2013, $98.1 million remained available for repurchases under this program. Proceeds from the issuance of common stock related to exercises of stock options and our employee stock purchase plan totaled $7.8 million and $8.3 million for the six months ended June 30, 2013 and 2012, respectively.

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

During the next twelve months, we expect our operations to continue to generate positive cash flow. However, a portion of cash balances may be used to make capital expenditures, repurchase common stock, or make acquisitions. During 2013 and in future years, our ability to make necessary capital investments or strategic acquisitions will depend on our ability to continue to generate sufficient cash flow from operations and to obtain adequate financing if necessary. We believe we have sufficient working capital to fund our future operations with $226.6 million in cash, cash equivalents and short-term investments as of June 30, 2013 together with expected future cash flows from operations.

Off-Balance Sheet Arrangements (Including Guarantees)

See the paragraph under the heading “Commitments” in Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of off-balance sheet arrangements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available-for-sale, and consequently record them on the condensed consolidated balance sheets at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through June 30, 2013.

Foreign Currency Risk

When we take an order denominated in a foreign currency we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be affected by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, all costs will increase if the local currency strengthens against the dollar. This impact is determined assuming that all foreign currency denominated transactions that occurred for the three and six months ended June 30, 2013 were recorded using the average foreign currency exchange rates in the three and six months ended June 30, 2012. We do not use derivative instruments to hedge our foreign currency risk.

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies was 21% of our total net revenue for both the three months ended June 30, 2013 and 2012, and 23% and 21% of our total net revenue for the six months ended June 30, 2013 and 2012, respectively.

Costs denominated in foreign currencies were 18% and 26% of our total costs for the three months ended June 30, 2013 and 2012, respectively, and 18% and 22% of our total costs in the six months ended June 30, 2013 and 2012.

The average exchange rate utilized to translate foreign currency revenue and expenses in Euros were approximately 1.30 Euros to the dollar for both the three months ended June 30, 2013 and 2012, and 1.31 Euros to the dollar for both the six months ended June 30, 2013 and 2012.

For the three months ended June 30, 2013, changes in foreign exchange rates had a favorable overall effect on our operating results. Our net revenue and operating expenses for the three months ended June 30, 2013 would have been approximately $0.2 million higher and $0.5 million higher, respectively, had the average exchange rate remained the same as the average rate in effect for the three months ended June 30, 2012. Our income from operations would have been approximately $0.3 million lower had the average exchange rate in the three months ended June 30, 2013 remained the same as the average exchange rate in the three months ended June 30, 2012.

For the six months ended June 30, 2013, changes in foreign exchange rates had a favorable overall effect on our operating results. Our net revenue and operating expenses for the six months ended June 30, 2013 would have been approximately $0.7 million lower and $0.6 million lower, respectively, had the average exchange rate remained the same as the average rate in effect for the six months ended June 30, 2012. Our loss from operations would have been approximately $0.1 million higher had the average exchange rate in the six months ended June 30, 2013 remained the same as the average exchange rate in the six months ended June 30, 2012.

We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 25% and 18% of our accounts receivable were denominated in foreign currency as of June 30, 2013 and December 31, 2012, respectively.

Similarly, we face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 5% and 8% of our accounts payable were denominated in foreign currencies at June 30, 2013 and December 31, 2012, respectively. All of our debt obligations were denominated in foreign currencies at both June 30, 2013 and December 31, 2012. We have not historically sought to hedge our foreign currency exposure, although we may determine to do so in the future.

There remains ongoing uncertainty regarding the future of the Euro as a common currency and the Eurozone. While we continue to monitor the situation, the elimination of the Euro as a common currency, the withdrawal of member states from the Eurozone or other events affecting the liquidity, volatility or use of the Euro could have a significant effect on our revenue and operations.

Liquidity and Valuation Risk

        Approximately $1.1 million of our investment portfolio was invested in an auction-rate security at both June 30, 2013 and December 31, 2012.

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

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Atmel have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal proceedings. Our management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations and statement of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described in Note 7 of Notes to Condensed Consolidated Financial Statements, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows. For more information regarding certain details of these proceedings, see Note 7 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference into this Item. We have accrued for losses related to litigation described in Note 7 of Notes to Condensed Consolidated Financial Statements that we consider probable and for which the loss can be reasonably estimated. We make a determination as to when a potential loss is reasonably probable based on relevant accounting literature and then include appropriate disclosure of the contingency. As we continue to monitor litigation matters, whether deemed material as of June 30, 2013 or not, our determination could change, however, and we may decide, at some future date, to establish an appropriate reserve.

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

•	the cyclical nature of the semiconductor industry;

•	disruption to our business caused by our increased dependence on outside foundries, and the financial instability or insolvency proceedings of those foundries in some cases;

•	our dependence on selling through independent distributors and our ability to obtain accurate and timely sell-through information from these distributors;

•
the complexity of our revenue reporting and dependence on our management’s ability to make judgments and estimates regarding inventory write-downs, future claims for returns and other matters affecting our financial statements;

•	our reliance on non-binding customer forecasts and the effect of customer changes to forecasts and actual demand;

•	the complexity of international laws and regulations relating to our international sales and operations;

•	the effect of fluctuations in currency exchange rates or the withdrawal of the Euro as a common currency, or the withdrawal of member states from the European Union;

•	the capacity constraints of our independent assembly contractors;

•	business disruptions caused by the sale of our former manufacturing facilities or restructuring activities affecting those facilities;

•	the effect of intellectual property and other litigation on us and our customers, and our ability to protect our intellectual property rights;

•	the highly competitive nature of our markets and our ability to keep pace with technological change;

•	our dependence on international sales and operations;

•	information technology system failures or network disruptions and disruptions caused by our system integration efforts;

•	business interruptions, natural disasters, terrorist acts or similar unforeseen events or circumstances;

•	our ability to maintain relationships with our key customers, the absence of long-term supply contracts with most of our customers, and product liability claims our customers may bring;

•	unanticipated changes to environmental, health and safety regulations or related compliance issues;

•	our dependence on certain key personnel;

•	uneven expense recognition related to our issuance of performance-based restricted stock units;

•	disruptions resulting from our periodic efforts to enhance our finance and supply chain management systems;

•	the anti-takeover effects in our certificate of incorporation and bylaws;

•	the unfunded nature of our foreign pension plans;

•	the effect of acquisitions we may undertake, including our ability to effectively integrate acquisitions into our operations;

•	disruptions in the availability of raw materials;

•	the effect of current and future litigation, including product liability claims;

•	the complexity of our global legal entity structure, the effect of intercompany loans within this structure, and the occurrence and outcome of income tax audits for these entities; and

•	our receipt of economic grants in various jurisdictions, which may require repayment if we are unable to comply with the terms of such grants.
Any unfavorable changes in any of these factors could harm our operating results and may result in volatility or a decline in our stock price.

UNCERTAIN GLOBAL MACRO-ECONOMIC CONDITIONS, ESPECIALLY IN EUROPE AND ASIA, AND FISCAL AND BUDGET UNCERTAINTIES IN THE UNITED STATES CONTINUE TO AFFECT OUR BUSINESS.

Slow, uneven economic growth throughout the world, and continued uncertainty regarding macro-economic conditions in Europe and Asia have adversely affected demand for our products. Continued adverse economic conditions, slow global growth, general uncertainty about the global economic recovery and ongoing fiscal and budgetary uncertainty in the United States may continue to adversely affect our business prospects.

WE DEPEND SUBSTANTIALLY ON THE SUCCESS OF OUR CUSTOMERS' END PRODUCTS, OUR INTRODUCTION OF NEW PRODUCTS INTO THE MARKET, AND OUR ABILITY TO REDUCE MANUFACTURING COSTS OF OUR PRODUCTS OVER TIME.

We believe that our future sales will depend substantially on the success of our customers' end products, our ability to introduce new products into the market, and our ability to reduce the manufacturing costs of our products over time. Our new products are generally incorporated into our customers' products or systems at their design stage. However, design wins can precede volume sales by a year or more. In addition, we may not be successful in achieving design wins or design wins may not result in future revenue, which depend in large part on our customers' ability to sell their end products or systems within their respective markets.

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

WE COULD EXPERIENCE DISRUPTION OF OUR BUSINESS DUE TO INCREASED DEPENDENCE ON OUTSIDE FOUNDRIES.

We rely substantially on independent third party foundry manufacturing partners to manufacture products for us. As part of this fab-lite strategy, we have expanded and will continue to expand our foundry relationships by entering into new agreements with third party foundries. If we cannot obtain sufficient capacity commitments, if our foundry partners suffer financial instability, liquidity issues, or insolvency proceedings affecting their ability to manufacture our products, or if our foundry partners experience production delays for other reasons, the supply of our products could be disrupted, which could harm our business. In addition, difficulties in production yields can often occur when transitioning manufacturing processes to a new third party foundry.  If our foundry partners fail to deliver quality products and components on a timely basis, our business could be harmed. For the six months ended June 30, 2013, we manufactured approximately 48% of our products in our own wafer fabrication facility compared to 59% for the six months ended June 30, 2012.

We expect over time that an increasing portion of our wafer fabrication will be undertaken by third party foundries.

Our fab-lite strategy exposes us to the following risks:

•	reduced control over delivery schedules and product costs;

•	financial instability, liquidity issues, or insolvency proceedings affecting our foundry partners;

•	higher than anticipated manufacturing costs;

•	inability of our manufacturing subcontractors to develop manufacturing methods appropriate for our products and their unwillingness to devote adequate capacity to produce our products;

•	possible abandonment of key fabrication processes by our foundry subcontractors for products that are strategically important to us;

•	reduced control over or decline in product quality and reliability;

•	inability to maintain continuing relationships with our foundries;

•	restricted ability to meet customer demand when faced with product shortages or order increases; and

•	increased opportunities for potential misappropriation of our intellectual property.
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

We closely monitor the financial condition of our foundry partners, especially those in Europe. On April 25, 2013, we received notice that Telefunken Semiconductors GmbH & Co (TSG), one of our suppliers, had filed an insolvency proceeding in Germany.  The management, and the court appointed Insolvency Administrator of TSG, have each informed us that TSG is seeking to reorganize under applicable German bankruptcy law.  We continue to conduct limited business activities with TSG while it attempts to reorganize. We also expect to file claims against TSG under applicable German bankruptcy procedures in respect of pre-filing matters. On June 28, 2013, we received notice that LFoundry Rousset SAS (LFoundry), one of our suppliers, had filed an insolvency proceeding in France.  The management, and the court appointed Insolvency Administrators, of LFoundry have each informed us that LFoundry is seeking to reorganize under applicable French bankruptcy law.  We continue to conduct limited business activities with LFoundry while it attempts to reorganize. We also expect to file claims against LFoundry under applicable French bankruptcy procedures in respect of pre-filing matters. We believe that we have, or will have, adequate secondary sources for our products if those companies, including TSG and LFoundry, reduce or entirely discontinue their business activities. Nonetheless, while we do not believe that the insolvency proceedings filed by TSG or LFoundry, or any other material adverse financial event affecting TSG, LFoundry or other foundries from which we purchase products, would be likely, under current circumstances, to have a material adverse effect on our business, the financial instability, or a court supervised insolvency process, of any foundry partner does require an investment of significant management time, may require additional changes in operational planning as conditions develop, may involve litigation, may prevent us from meeting all of our customer demands and could have other unexpected effects on our business.

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

Sales through distributors accounted for 50% and 49% of our net revenue for the three and six months ended June 30, 2013, respectively, and 58% and 54% of our net revenue for the three and six months ended June 30, 2012, respectively. We are dependent on our distributors to supplement our direct marketing and sales efforts. Our agreements with independent distributors can generally be terminated for convenience by either party upon relatively short notice. Generally, these agreements are non-exclusive and also permit our distributors to offer and promote our competitors’ products.

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

The percentage of our revenue derived from the mobile device and consumer markets has increased in the last several years, which may make our stock price more volatile than was historically the case. Product life cycles in the mobile device and consumer markets are typically shorter than product life cycles in industrial or automotive markets. Significant change is occurring in the personal computer market as, for example, tablet devices gain additional market share and as Windows 8, a new operating system developed by Microsoft, continues to see slower than expected adoption rates. Mobile devices, as a further example, may undergo product refreshes on an annual basis or even shorter time frames in some instances. As a result, our market share in those markets may increase or decrease more frequently than might be the case in other market segments in which we participate. If our market share decreases in these segments, our revenue may also decline for a period of time until new devices are launched, or a product refresh occurs, that contains our product. For those reasons, and the speed with which the mobile and consumer oriented markets undergo new product launches and product or operating system updates, our stock price may be more volatile than might be the case when we derived a greater percentage of our revenue from industrial, automotive and similar markets that generally do not experience the product updates and new product or operating system introductions with the same frequency as the mobile and consumer oriented markets.

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

Our forecasting risks may increase as a result of our fab-lite strategy because we have less control over modifying production schedules with our independent third party manufacturing partners to match changes in forecasted demand. If we commit to order foundry wafers and cannot cancel or reschedule our commitment without significant costs or cancellation penalties, we may be forced to purchase inventory in excess of demand, which could result in a write-down of inventories and negatively affect our gross margin and results of operations.

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

For hardware, software or technology exported from, or otherwise subject to the jurisdiction of, the United States, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, U.S. Department of State, Office of Foreign Assets Control (“OFAC”) and other regulatory agencies. Hardware, software and technology exported from, or otherwise subject to the jurisdiction of, other countries may also be subject to non-U.S. laws and regulations governing international trade and exports. Under these laws and regulations, we are responsible for obtaining all necessary licenses and approvals for exports of hardware, software and technology, as well as the provision of technical assistance. In many cases, a determination of the applicable export control laws and related licensing requirements depends on design intent, the source and origin of a specific technology, the nationalities and localities of participants involved in creating, marketing, selling or supporting that technology, the specific technical contributions made by individuals to that technology and other matters of an intensely factual nature. We are also required to obtain all necessary export licenses prior to transferring technical data or software to foreign persons. In addition, we are required to obtain necessary export licenses prior to the export or re-export of hardware, software and technology to any person identified on the U.S. Department of Commerce Denied Persons or Entity List, the U.S. Department of Treasury’s Specially Designated Nationals or Blocked Persons List, or the U.S. Department of State’s Debarred List, or on similar lists in jurisdictions outside the United States. Products for use in space, satellite, military, nuclear, chemical/biological weapons, rocket systems or unmanned air vehicle applications may also require export licenses and involve many of the same complexities and risks of non-compliance in the U.S. and elsewhere.

We continually seek to enhance our export compliance program, including ongoing analysis of historical and current product shipments and technology transfers. We also work with, and assist, government officials, when requested, to ensure compliance with applicable export laws and regulations, and we continue to develop additional operational procedures to improve our compliance efforts. However, export laws and regulations are highly complex and vary from jurisdiction to jurisdiction; a determination by U.S. or other governments that we have failed to comply with any export control laws or trade sanctions, including failure to properly restrict an export to the persons or countries set forth on government restricted party lists, could result in significant civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenue from certain customers or damages claims from any customers adversely affected by such penalties, and exclusion from participation in U.S. or foreign government contracts. As we review or audit our import and export practices, from time to time, we may discover previously unknown errors in our compliance practices that require corrective actions; these actions could include voluntary disclosures of those matters to appropriate government agencies, discontinuance or suspension of product sales pending a resolution of any reviews, or other adverse interim or final actions. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors, foundries or other third parties. For example, in the past, one of our distributors was added to the U.S. Department of Commerce Entity List, resulting in the termination of our relationship with that distributor. Any one or more of these compliance errors, sanctions or a change in law or regulations could have a material adverse effect on our business, financial condition and results of operations. In addition, proposed rule changes remain pending as of the date of this Quarterly Report on Form 10-Q to modify the classification of certain radiation hardened semiconductor devices under U.S. export regulations. We monitor closely those types of proposed rules and potential changes as they progress through the regulatory process and seek to assess their likely effect on us.

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

When we take an order denominated in a foreign currency, we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be impacted by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens against the dollar. Conversely, costs will increase if the local currency strengthens against the dollar. Our income from operations would have been approximately $0.3 million lower had the average exchange rate in the three months ended June 30, 2013 remained the same as the average exchange rate in the three months ended June 30, 2012. Our loss from operations would have been approximately $0.1 million higher had the average exchange rate in the six months ended June 30, 2013 remained the same as the average exchange rate in the six months ended June 30, 2012.

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

We continue to evaluate existing restructuring accruals related to restructuring plans previously implemented. As a result, there may be additional restructuring charges or reversals or recoveries of previous charges. We may incur additional restructuring and asset impairment charges in connection with additional restructuring plans adopted in the future. Any such restructuring or asset impairment charges recorded in the future could significantly harm our business and operating results. During the first quarter of 2013, we implemented various cost reduction actions, and recorded restructuring charges of $43.4 million related to workforce reductions for the six months ended June 30, 2013. We also recorded restructuring charges of $0.4 million related to the acceleration of depreciation for a building that was no longer in use. As of June 30, 2013, accrued restructuring charges amounted to $43.0 million, and we expect to make the cash severance payments in respect of those accruals within the next twelve months.

IN THE PAST, WE ENTERED INTO “TAKE-OR-PAY” SUPPLY AGREEMENTS WITH CERTAIN BUYERS OF OUR WAFER MANUFACTURING OPERATIONS. THOSE CONTRACTS MAY HAVE CAUSED US TO ACQUIRE EXCESS INVENTORY OR TO HOLD INVENTORY PURCHASED AT PRICES THAT EXCEEDED THEN PREVAILING MARKET PRICES, WHICH MAY RESULT, OR MAY HAVE PREVIOUSLY RESULTED, IN CHARGES TO OUR FINANCIAL STATEMENTS.

 We previously entered into supply agreements with the acquirers of our European wafer manufacturing operations that committed us, or specified subsidiaries of ours, to purchase wafers from these acquirers on a “take-or-pay” basis for a number of years. Those arrangements may have caused us, at times, to acquire inventory that was not needed at the time of acquisition based on demand forecasts or that was purchased at prices that exceeded prevailing market prices when the wafers were delivered to us. Those circumstances have in the past resulted, and may in the future, while that inventory remains under our control, result, in charges to our financial statements. Those charges, if material, could adversely affect our future operating results.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.

Net revenue outside the United States accounted for 87% and 84% of our net revenue for the three months ended June 30, 2013 and 2012, respectively, and 87% and 85% for the six months ended June 30, 2013 and 2012. We expect that revenue derived from international sales will continue to represent a significant portion of net revenue. International sales and operations are subject to a variety of risks, including:

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

We have issued, and may in the future continue to issue, performance-based restricted stock units to eligible employees, entitling those employees to receive restricted stock if they, and we, meet designated performance criteria established by our compensation committee. For example, in May 2011, we adopted the 2011 Incentive Plan, which provides for the grant of restricted stock units to eligible employees. Vesting of restricted stock units granted under the 2011 Incentive Plan is subject to the satisfaction of performance metrics tied to relative revenue growth and operating margin over the designated performance periods. The performance periods for the 2011 Incentive Plan run from January 1, 2011 through December 31, 2013 and consist of three one-year performance periods (calendar years 2011, 2012 and 2013) and a three-year cumulative performance period. We did not issue any performance-based restricted stock units in the three and six months ended June 30, 2013. We issued 0.1 million and 0.3 million performance-based restricted stock units in the three and six months ended June 30, 2012, respectively. We recorded a net reversal of previously recognized share-based compensation expense related to performance-based restricted stock units of $6.5 million and $6.1 million under the 2011 Incentive Plan in the three and six months ended June 30, 2013, respectively. We recorded total share-based compensation expense related to performance-based restricted stock units of $3.4 million and $7.7 million in the three and six months ended June 30, 2012, respectively. The expense recorded for the three and six months ended June 30, 2013 decreased from the three and six months ended June 30, 2012 as a result of reducing our estimates regarding the probability of achieving all performance criteria and as a result of an increase in the estimated forfeiture rate for these performance-based restricted stock units resulting in a reversal of share-based compensation expense recognized in the prior periods of $7.2 million and $9.6 million, respectively. We are required to reassess the probability of vesting at each reporting date, and any change in its forecasts may result in an increase or decrease to the expense recognized. As a result, the expense recognition for performance-based restricted stock units could change over time, requiring adjustments to the financial statements to reflect changes in our judgment regarding the probability of achieving the performance goals.

We recognize the share-based compensation expense for performance-based restricted stock units when we believe it is probable that we will achieve the specified performance criteria. If achieved, the awards vests. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The fair value of each award is recognized over the service period and is reduced for estimated forfeitures. The implementation of our 2011 Incentive Plan may also affect our ability to receive federal income tax deductions for compensation in excess of $1.0 million paid, during any fiscal year, to our named executive officers. To the extent that aspects of a performance-based compensation plan such as ours are adjusted in the discretion of a compensation committee, the exercise of that discretion, notwithstanding that it is expressly permitted by the terms of a plan, may result in plan compensation awarded to named executive officers not being deductible.  Our compensation committee has retained the discretion to implement our 2011 Incentive Plan, notwithstanding any potential loss of deductibility, in the manner that it believes most effectively achieves the objectives of our compensation philosophies.

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

We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The projected benefit obligation totaled $42.1 million at June 30, 2013 and $40.6 million at December 31, 2012. The plans are unfunded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.5 million in 2013 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

We are required under GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value of our goodwill may not be recoverable. At June 30, 2013, we had $104.5 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2012 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the three months ended June 30, 2013, pursuant to our Stock Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1 - April 30	—	—	—	$111,790,817
May 1 - May 31	1,962,472	$7.00	1,962,472	$98,054,022
June 1 - June 30	—	—	—	$98,054,022
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

ATMEL CORPORATION (Registrant)

August 6, 2013	/s/ STEVEN LAUB
Steven Laub
President & Chief Executive Officer
(Principal Executive Officer)

August 6, 2013	/s/ STEVE SKAGGS
Steve Skaggs
Senior Vice President, Chief Financial Officer
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