Form 10-Q
period 2013-09-30
ATMEL CORP
filed 2013-11-05
CIK 872448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2013

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

On October 31, 2013, the Registrant had 425,868,198 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2013

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands, except per share data)
Net revenue	$356,268	$360,990	$1,033,227	$1,087,027
Operating expenses
Cost of revenue	212,801	205,464	610,530	617,247
Research and development	66,790	59,966	202,460	192,647
Selling, general and administrative	55,793	68,036	178,282	208,881
Acquisition-related charges	1,685	1,530	5,699	5,442
Restructuring charges (credit)	8,149	(1,404)	51,545	12,950
Recovery of receivables from foundry suppliers	—	—	(522)	—
Credit from reserved grant income	—	—	—	(10,689)
Gain on sale of assets	—	—	(4,430)	—
Settlement charges	—	—	21,600	—
Total operating expenses	345,218	333,592	1,065,164	1,026,478
Income (loss) from operations	11,050	27,398	(31,937)	60,549
Interest and other income (expense), net	1,414	153	1,028	(3,787)
Income (loss) before income taxes	12,464	27,551	(30,909)	56,762
(Provision for) benefit from income taxes	(7,038)	(5,915)	1,644	(13,985)
Net income (loss)	$5,426	$21,636	$(29,265)	$42,777
Basic net income (loss) per share:
Net income (loss) per share	$0.01	$0.05	$(0.07)	$0.10
Weighted-average shares used in basic net income (loss) per share calculations	426,621	430,845	427,944	434,894
Diluted net income (loss) per share:
Net income (loss) per share	$0.01	$0.05	$(0.07)	$0.10
Weighted-average shares used in diluted net income (loss) per share calculations	429,639	433,295	427,944	438,232

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Net income (loss)	$5,426	$21,636	$(29,265)	$42,777
Other comprehensive income (loss), net of tax*:
Foreign currency translation adjustments	7,646	3,514	694	1,533
Actuarial gains (losses) related to defined benefit pension plans	80	(93)	49	(1,213)
Unrealized losses on investments	(158)	(7)	(254)	(723)
Other comprehensive income (loss)	7,568	3,414	489	(403)
Total comprehensive income (loss)	$12,994	$25,050	$(28,776)	$42,374

* Reclassification adjustments were not significant during each of the three and nine months ended September 30, 2013 and 2012.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2013	December 31, 2012
	(In thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$268,790	$293,370
Short-term investments	2,094	2,687
Accounts receivable, net of allowance for doubtful accounts of $1,901 and $11,005, respectively	197,990	188,488
Inventories	287,539	348,273
Prepaids and other current assets	123,285	125,019
Total current assets	879,698	957,837
Fixed assets, net	191,261	221,044
Goodwill	106,894	104,430
Intangible assets, net	29,842	27,257
Other assets	160,760	122,965
Total assets	$1,368,455	$1,433,533
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$83,618	$103,980
Accrued and other liabilities	175,131	203,510
Deferred income on shipments to distributors	50,322	29,226
Total current liabilities	309,071	336,716
Other long-term liabilities	120,348	100,179
Total liabilities	429,419	436,895
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	—	—
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 425,851 at September 30, 2013 and 428,593 at December 31, 2012	426	429
Additional paid-in capital	853,122	881,945
Accumulated other comprehensive income	6,901	6,412
Retained earnings	78,587	107,852
Total stockholders’ equity	939,036	996,638
Total liabilities and stockholders’ equity	$1,368,455	$1,433,533

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(29,265)	$42,777
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	57,086	57,236
Non-cash (gains) losses on sale of fixed assets, net	(811)	264
Gain from foundry arrangements	(3,034)	—
Recovery of receivables from foundry suppliers	(522)	—
Loss on impairment of long-lived assets	6,734	—
Other non-cash (gains) losses, net	(935)	4
Accretion of interest on long-term debt	809	775
Share-based compensation expense	30,336	56,038
Excess tax benefit on share-based compensation	(1,895)	(1,897)
Non-cash acquisition-related and other charges	1,811	1,690
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(9,457)	(35,409)
Inventories	57,245	23,211
Current and other assets	(43,286)	20,424
Trade accounts payable	(20,983)	24,394
Accrued and other liabilities	13,793	(55,255)
Deferred income on shipments to distributors	21,096	(12,185)
Net cash provided by operating activities	78,722	122,067
Cash flows from investing activities
Acquisitions of fixed assets	(28,015)	(31,823)
Proceeds from the sale of business	5,092	25,000
Proceeds from the sale of fixed assets	3,100	—
Acquisition of businesses, net of cash acquired	(25,852)	—
Acquisitions of intangible assets	(4,544)	(3,000)
Sales or maturities of marketable securities	—	4,450
Decrease in long-term restricted cash	—	5,000
Net cash used in investing activities	(50,219)	(373)
Cash flows from financing activities
Repurchases of common stock	(63,570)	(163,404)
Proceeds from issuance of common stock	18,084	14,643
Tax payments related to shares withheld for vested restricted stock units	(12,427)	(15,161)
Excess tax benefit on share-based compensation	1,895	1,897
Net cash used in financing activities	(56,018)	(162,025)
Effect of exchange rate changes on cash and cash equivalents	2,935	(2,094)
Net decrease in cash and cash equivalents	(24,580)	(42,425)
Cash and cash equivalents at beginning of the period	293,370	329,431
Cash and cash equivalents at end of the period	$268,790	$287,006

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (the “Company” or “Atmel”) and its subsidiaries as of September 30, 2013 and the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012. All intercompany balances have been eliminated. Because all of the annual disclosures required by U.S. generally accepted accounting principles ("GAAP") are not included, as permitted by the rules of the Securities and Exchange Commission (the “SEC”), these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The December 31, 2012 year-end balance sheet data was derived from the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, or for the entire year.

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

Inventories are comprised of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Raw materials and purchased parts	$9,665	$19,963
Work-in-progress	217,552	231,614
Finished goods	60,322	96,696
	$287,539	$348,273

Grant Recognition

Subsidy grants from government organizations are amortized as a reduction of expenses over the period the related obligations are fulfilled. Recognition of future subsidy benefits will depend on the Company's achievement of certain technical milestones, capital investment, spending goals, employment goals and other requirements.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standard Board issued an Accounting Standards Update on Income Taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to permit a presentation that better reflects the manner in which an entity would settle at the reporting date any additional income taxes resulting from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This guidance is effective for the Company's interim and annual periods beginning after December 15, 2013. The Company does not believe that the implementation of this authoritative guidance will have any material effect on its financial position or results of operations.

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
Ozmo, Inc.
On December 20, 2012, the Company completed the acquisition of Ozmo, Inc. (“Ozmo”), a provider of ultra-low Wi-Fi Direct solutions for approximately $64.4 million in cash, of which $15.6 million was paid in the first quarter of 2013. Ozmo's business is included in the Company's Microcontroller segment. The acquisition of Ozmo was intended to enable the Company to offer complementary products, to enhance the Company's existing wireless product portfolio, and potentially to accelerate time-to-market for future wireless microcontroller products that may integrate Ozmo technologies. Prior to the acquisition, Ozmo's assets consisted primarily of approximately 50 employees, patents and other intellectual property assets related to the development of Wi-Fi technologies. The acquisition, therefore, qualified as a business for accounting purposes and was accounted for under the acquisition method of accounting.
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
Pro forma results of operations for the acquisitions completed during the nine months ended September 30, 2013 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company's financial results.
Note 3 INVESTMENTS

Investments at September 30, 2013 and December 31, 2012 primarily include corporate equity securities and an auction-rate security.

All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of the auction-rate security described below. Net unrealized gains and losses that are deemed to be temporary are reported within stockholders’ equity on the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income (loss). Unrealized losses that are deemed to be other-than-temporary are recorded in the condensed consolidated statement of operations in the period such determination is made. Gross realized gains or losses are recorded based on the specific identification method. For each of the three and nine months ended September 30, 2013 and 2012, the Company's gross realized gains or losses on short-term investments were not significant. The Company’s investments are further detailed in the table below:

	September 30, 2013		December 31, 2012
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
	(In thousands)
Corporate equity securities	$2,687	$2,094	$2,687	$2,687
Auction-rate security	983	1,066	983	1,066
	$3,670	$3,160	$3,670	$3,753
Unrealized gains	83		83
Unrealized losses	(593)		—
Net unrealized (losses) gains	(510)		83
Fair value	$3,160		$3,753
Amount included in short-term investments		$2,094		$2,687
Amount included in other assets		1,066		1,066
		$3,160		$3,753

The Company's corporate equity securities include an investment in a European publicly-traded company, which was acquired by the Company through the sale of corporate assets. In the fourth quarter of 2012, the Company recorded an impairment charge of $1.2 million on this investment, which it concluded to be other-than-temporary.

For the three months ended September 30, 2013, auctions for the Company's sole auction-rate security continued to fail and as a result this security continues to be illiquid. The Company concluded that $1.1 million of its auction-rate security is unlikely to be liquidated within the next twelve months and classified this security as a long-term investment, which is included in other assets on the consolidated balance sheets.

The Company's only available-for-sale debt security had a contractual maturity greater than 10 years and totaled $1.0 million (at adjusted cost) as of September 30, 2013.

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

The table below presents the balances of investments measured at fair value on a recurring basis at September 30, 2013:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash
Money market funds	$1,239	$1,239	$—	$—

Short-term investments
Corporate equity securities	2,094	2,094	—	—

Other assets
Auction-rate security	1,066	—	—	1,066

Investment funds - Deferred compensation plan assets
Institutional money market funds	2,063	2,063	—	—
Fixed income	506	506	—	—
Marketable equity securities	2,887	2,887	—	—
Total institutional funds - Deferred compensation plan	5,456	5,456	—	—
Total other assets	6,522	5,456	—	1,066
Total	$9,855	$8,789	$—	$1,066

The table below presents the balances of investments measured at fair value on a recurring basis at December 31, 2012:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash
Money market funds	$1,036	$1,036	$—	$—

Short-term investments
Corporate equity securities	2,687	2,687	—	—

Other assets
Auction-rate security	1,066	—	—	1,066

Investment funds - Deferred compensation plan assets
Institutional money market funds	597	597	—	—
Fixed income	902	902	—	—
Marketable equity securities	3,479	3,479	—	—
Total institutional funds - Deferred compensation plan	4,978	4,978	—	—
Total other assets	6,044	4,978	—	1,066
Total	$9,767	$8,701	$—	$1,066

The Company’s investments, with the exception of its auction-rate security, are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include corporate debt securities and other obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

The Company's auction-rate security is classified within Level 3 because significant assumptions for such security are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of the Company's total assets as of September 30, 2013.

There were no changes, including any transfers, in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2013 and the year ended December 31, 2012. There were no transfers between Level 1 and 2 hierarchies for the three and nine months ended September 30, 2013 and the year ended December 31, 2012.

Note 5 STOCKHOLDERS’ EQUITY

Share-Based Compensation

The following table summarizes share-based compensation, net of amount capitalized in inventory, included in operating results for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Cost of revenue	$1,136	$2,154	$4,589	$6,723
Research and development	3,100	4,925	10,724	17,568
Selling, general and administrative	3,858	11,150	15,023	31,747
Total share-based compensation expense, before income taxes	8,094	18,229	30,336	56,038
Tax benefit	(1,581)	(2,403)	(4,750)	(6,624)
Total share-based compensation expense, net of income taxes	$6,513	$15,826	$25,586	$49,414

The expense recorded for the three and nine months ended September 30, 2013 decreased from the three and nine months ended September 30, 2012 as a result of the Company reducing its estimates regarding the probability of achieving certain performance criteria established under the 2011 Long-Term Performance-Based Incentive Plan (the "2011 Incentive Plan") and increasing its forfeiture rate estimates for those performance-based restricted stock units. These changes in estimates resulted in a reversal of share-based compensation expense recognized in the prior periods of $7.3 million and $16.9 million for the three and nine months ended September 30, 2013, respectively.

Stock Options, Restricted Stock Units and Employee Stock Purchase Plan

In May 2005, Atmel’s stockholders initially approved Atmel’s 2005 Stock Plan (as amended, the “2005 Stock Plan”). On May 9, 2013, Atmel's stockholders approved an amendment to the 2005 Stock Plan to increase the number of shares allocated to the 2005 Stock Plan by 25.0 million shares. As of September 30, 2013, 158.0 million shares had been authorized for issuance under the 2005 Stock Plan, and 23.5 million shares remained available for issuance without giving effect to any adjustment that may be required by the terms of the 2005 Stock Plan in respect of shares underlying restricted stock or restricted stock units. Under the 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Restricted stock units generally vest on a quarterly basis over a service period of up to four years from the grant date, although restricted stock unit grants to newly-hired employees generally have a one-year cliff vest equal to one-quarter of the total grant. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options		Weighted-
			Exercise	Average
	Available for Grant	Number of Options	Price per Share	Exercise Price per Share
	(In thousands, except per share data)
Balances, December 31, 2012	6,148	6,675	$1.68-$10.01	$4.33
Restricted stock units issued	(1,182)	—	—	—
Plan adjustment for restricted stock units issued	(721)	—	—	—
Restricted stock units cancelled	319	—	—	—
Plan adjustment for restricted stock units cancelled	219	—	—	—
Performance-based restricted stock units cancelled	59	—	—	—
Plan adjustment for performance-based restricted stock units cancelled	36	—	—	—
Options cancelled/expired/forfeited	15	(15)	$3.67-$7.12	4.97
Options exercised	—	(402)	$1.68-$6.28	4.37
Balances, March 31, 2013	4,893	6,258	$1.77-$10.01	$4.33
Additional shares approved for issuance	25,000	—	—	—
Restricted stock units issued	(838)	—	—	—
Plan adjustment for restricted stock units issued	(478)	—	—	—
Restricted stock units cancelled	1,133	—	—	—
Plan adjustment for restricted stock units cancelled	763	—	—	—
Performance-based restricted stock units cancelled	298	—	—	—
Plan adjustment for performance-based restricted stock units cancelled	182	—	—	—
Options cancelled/expired/forfeited	31	(31)	$1.77-$7.12	4.29
Options exercised	—	(225)	$2.90-$8.20	4.10
Balances, June 30, 2013	30,984	6,002	$2.13-$10.01	$4.34
Restricted stock units issued	(5,124)	—	—	—
Plan adjustment for restricted stock units issued	(2,921)	—	—	—
Restricted stock units cancelled	314	—	—	—
Plan adjustment for restricted stock units cancelled	205	—	—	—
Performance-based restricted stock units cancelled	43	—	—	—
Plan adjustment for performance-based restricted stock units cancelled	26	—	—	—
Options cancelled/expired/forfeited	5	(5)	$4.23-$4.92	4.73
Options exercised	—	(1,145)	$2.66-$6.28	4.16
Balances, September 30, 2013	23,532	4,852	$2.13-$10.01	$4.39

In connection with the Company's acquisition of Ozmo in December 2012, the Company assumed Ozmo's equity incentive plan. Excluded from the table above are 0.4 million shares assumed as part of the Ozmo acquisition. This amount is comprised of 0.3 million restricted stock units with a weighted-average grant date fair value of $6.17 and 0.1 million options with a weighted-average grant date fair value of $0.81. These stock options and restricted stock units remain governed by the terms and conditions of the Ozmo plan. No additional equity will be granted under the Ozmo plan.

Restricted stock units are granted from the pool of options available for grant. As the result of the amendment to the 2005 Stock Plan in May 2013, every share underlying restricted stock, restricted stock units (including performance-based restricted stock units), or stock purchase rights issued on or after May 9, 2013 (the date on which the amendment became effective) is counted against the numerical limit for options available for grant as 1.57 shares, as reflected in the table above in the line items for "Plan adjustments", except that restricted stock units (including performance-based restricted stock units), or stock purchase rights issued prior to May 9, 2013 but on or after May 18, 2011, continue to be governed by an earlier amendment to the 2005 Stock Plan that provided for a numerical limit of 1.61 shares, and restricted stock units (including performance-based restricted stock units), or stock purchase rights issued prior to May 18, 2011 and on or after May 14, 2008, continue to be governed by an earlier amendment to the 2005 Stock Plan that provided for a numerical limit of 1.78 shares. If shares issued pursuant to any restricted stock, restricted stock unit, or stock purchase right agreements granted on or after May 9, 2013 are cancelled, forfeited or repurchased by the Company or otherwise returned to the 2005 Stock Plan, 1.57 times the number of those shares will return to the 2005 Stock Plan and will again become available for issuance. If shares issued pursuant to any restricted stock, restricted stock unit, or stock purchase right agreements granted prior to May 9, 2013 and on or after May 18, 2011 are cancelled, forfeited or repurchased by the Company or otherwise returned to the 2005 Stock Plan, 1.61 times the number of those shares will return to the 2005 Stock Plan and will again become available for issuance. If shares issued pursuant to any restricted stock, restricted stock unit, or stock purchase right agreements granted prior to May 18, 2011 and on or after May 14, 2008 are cancelled, forfeited or repurchased by the Company or otherwise returned to the 2005 Stock Plan, 1.78 times the number of those shares will return to the 2005 Stock Plan and will again become available for issuance.

As of September 30, 2013, there were 23.5 million shares available for issuance under the 2005 Stock Plan, or 15.0 million shares after giving effect to the applicable ratios under the 2005 Stock Plan for issuances of restricted stock units, as described above. The restricted stock units and stock options assumed as part of the Ozmo acquisition were not issued under the 2005 Stock Plan.

Stock Option Awards

No options were granted in the nine months ended September 30, 2013 or 2012.
As of September 30, 2013, total unearned compensation expense related to unvested stock options was approximately $0.1 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 1.73 years.
Restricted Stock Units

Activity related to restricted stock units is set forth below:

	Number of Units Outstanding	Weighted-Average Grant Date Fair Value
	(In thousands, except per share data)
Balance, December 31, 2012	21,944	$8.71
Restricted stock units issued	1,182	6.85
Restricted stock units vested	(1,553)	6.72
Restricted stock units cancelled	(319)	8.32
Performance-based restricted stock units cancelled	(59)	14.00
Balance, March 31, 2013	21,195	$8.75
Restricted stock units issued	838	7.38
Restricted stock units vested	(1,597)	7.21
Restricted stock units cancelled	(1,133)	8.21
Performance-based restricted stock units cancelled	(298)	13.42
Balance, June 30, 2013	19,005	$8.25
Restricted stock units issued	5,124	7.50
Restricted stock units vested	(1,411)	7.57
Restricted stock units cancelled	(314)	8.16
Performance-based restricted stock units cancelled	(43)	14.00
Balance, September 30, 2013	22,361	$8.11

Excluded from the table above are 0.3 million restricted stock units, with a weighted average grant date fair value of $6.17, assumed as part of the acquisition of Ozmo completed in December 2012.

As of September 30, 2013, total unearned share-based compensation related to unvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $126.7 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 2.4 years.

For the three and nine months ended September 30, 2012, 1.9 million and 5.5 million restricted stock units vested. These vested restricted stock units had a weighted-average grant date fair value of $5.78 and $6.28 per share for the three and nine months ended September 30, 2012, respectively.

Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying such restricted stock units are not considered issued and outstanding. Upon vesting of restricted stock units, shares withheld by the Company to pay taxes are retired.

Performance-Based Restricted Stock Units

In May 2011, the Company adopted the 2011 Incentive Plan, which provides for the grant of restricted stock units to eligible employees. Vesting of restricted stock units granted under the 2011 Incentive Plan is subject to the satisfaction of performance metrics tied to relative revenue growth and operating margin over the designated performance periods. The performance periods for the 2011 Incentive Plan run from January 1, 2011 through December 31, 2013 and consist of three one-year performance periods (calendar years 2011, 2012 and 2013) and a three-year cumulative performance period. The Company did not issue any performance-based restricted stock units in the nine months ended September 30, 2013. The Company issued zero and 0.3 million performance-based restricted stock units in the three and nine months ended September 30, 2012, respectively. The Company recognized share-based compensation credit related to performance-based restricted stock units of $6.4 million and $12.6 million under the 2011 Plan in the three and nine months ended September 30, 2013, respectively. The Company recorded total share-based compensation expense related to performance-based restricted stock units of $3.3 million and $11.0 million in the three and nine months ended September 30, 2012, respectively. The credit recorded for the three and nine months ended September 30, 2013 resulted from the Company reducing its estimates regarding the probability of achieving certain performance criteria and from an increase in the estimated forfeiture rate for these performance-based restricted stock units resulting in a reversal of share-based compensation expense recognized in the prior periods of $7.3 million and $16.9 million, respectively. The Company is required to reassess the probability of vesting at each reporting date, and any change in its forecasts may result in an increase or decrease to the expense recognized. As a result, the expense recognition for performance-based restricted stock units could change over time, requiring adjustments to the financial statements to reflect changes in management's judgment regarding the probability of achieving the performance goals.

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

Employee Stock Purchase Plan

     Under the 2010 Employee Stock Purchase Plan (“2010 ESPP”), qualified employees are entitled to purchase shares of the Company's common stock at the lower of 85% of the fair market value of the common stock at the date of commencement of the six month offering period or 85% of the fair market value on the last day of the offering period. Purchases are limited to 10% of an employee’s eligible compensation. There were 0.9 million and 1.1 million shares purchased in the three months ended September 30, 2013 and 2012, respectively, at an average price per share of $6.10 and $4.94, respectively. There were 1.9 million and 1.8 million shares purchased under the 2010 ESPP for the nine months ended September 30, 2013 and 2012, respectively, at an average price per share of $5.52 and $6.64, respectively. Of the 25.0 million shares authorized for issuance under the 2010 ESPP, 20.6 million shares were available for issuance at September 30, 2013.

The fair value of each purchase under the 2010 ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option-pricing model. The following assumptions were utilized to determine the fair value of the 2010 ESPP shares:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Risk-free interest rate	0.07%	0.15%	0.10%	0.15%
Expected life (years)	0.50	0.50	0.50	0.50
Expected volatility	38%	50%	44%	53%
Expected dividend yield	—	—	—	—

The weighted-average fair value per share of purchase rights granted under the 2010 ESPP for purchase periods beginning in the nine months ended September 30, 2013 and 2012 was $1.49 and $1.77, respectively. Cash proceeds from the issuance of shares under the 2010 ESPP were $10.6 million and $10.9 million for the nine months ended September 30, 2013 and 2012, respectively.

Common Stock Repurchase Program

Atmel’s Board of Directors has authorized an aggregate of $1,000.0 million of funding for the Company’s stock repurchase program since 2010. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of the Company’s cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities. As of September 30, 2013, the Board of Directors had authorized an aggregate of $700.0 million of funding for repurchasing common stock under this program, of which $63.7 million remained available for repurchases as of such date. In October 2013, the Board of Directors authorized an additional $300.0 million of funding to this program.

During the three and nine months ended September 30, 2013, Atmel repurchased 4.6 million and 8.9 million shares, respectively, of its common stock in the open market at an average repurchase price of $7.52 and $7.14 per share, respectively, excluding commission, and subsequently retired those shares. Common stock and additional paid-in capital were reduced by $34.4 million and $63.6 million for the three and nine months ended September 30, 2013, respectively; and $22.8 million and $163.4 million, for the three and nine months ended September 30, 2012, respectively, as a result of the stock repurchases.

Note 6 ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income (loss) and comprehensive income (loss) for the Company arises from foreign currency translation adjustments, actuarial losses related to defined benefit pension plans and unrealized losses on investments. The components of accumulated other comprehensive income at September 30, 2013 and December 31, 2012, net of tax, are as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Foreign currency translation adjustments	$12,321	$11,627
Actuarial loss related to defined benefit pension plans	(5,017)	(5,066)
Net unrealized loss on investments	(403)	(149)
Total accumulated other comprehensive income	$6,901	$6,412

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

Purchase Obligations

At September 30, 2013, the Company had certain outstanding purchase obligations for wafers of approximately $38.0 million.

Contingencies

Legal Proceedings

The Company is party to various legal proceedings. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations and statement of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described below or other legal proceedings that were not deemed material as of September 30, 2013, there exists the possibility of a material adverse effect on the Company's financial position, results of operations and cash flows. The Company has accrued for losses related to litigation that it considers probable and for which the loss can be reasonably estimated. In the event that a probable loss cannot be reasonably estimated, it has not accrued for such losses. Management makes a determination as to when a potential loss is reasonably probable based on relevant accounting literature and then includes appropriate disclosure of the contingency. As the Company continues to monitor litigation matters, whether deemed material as of September 30, 2013 or not, its determination could change, however, and the Company may decide, at some future date, to establish an appropriate reserve.

French Insolvency-Related Litigation - LFoundry and Atmel Rousset. In June 2010, the Company’s French subsidiary, Atmel Rousset S.A.S. (“Atmel Rousset”), sold its wafer manufacturing facility in Rousset, France to LFoundry GmbH (“LF”). In connection with this transaction, Atmel Rousset also executed, among other agreements, a take-or-pay supply agreement (the “Supply Agreement”) requiring Atmel Rousset to purchase wafers from LF’s subsidiary, LFoundry Rousset S.A.S. (“LFR”), which operates the facility; Atmel Rousset’s commitment under that Supply Agreement was fully satisfied in mid-2013. On June 26, 2013, LFR filed an insolvency declaration with the Commercial Court of Paris (the “Paris Court”). Two months later, on August 22, 2013, Atmel Rousset received a petition through which LFR, by its judicially-appointed receivers and administrator (collectively, “Administrator”), seeks to extend the bankruptcy proceedings to include Atmel Rousset. If successful, LFR’s petition could bring Atmel Rousset, including its assets, within the control of the Administrator to help satisfy outstanding claims against the LFR estate. The Administrator’s action is based upon the following theories: (i) that Atmel Rousset retained a single share of Class B stock in LFR after the sale was consummated; (ii) that LFR generated most of its revenue in the three years prior to its insolvency filing from sales to Atmel Rousset; and (iii) that “abnormal financial relations” occurred between Atmel Rousset and LFR after the sale. On September 18, 2013, Atmel Rousset responded to the allegations, noting, among other things, that (a) the sale transaction, when consummated in 2010, fully complied with all applicable French laws; (b) LFR cited no French legal precedent, nor was Atmel Rousset’s counsel aware of any comparable precedent, authorizing an extension of insolvency proceedings to an unaffiliated entity that was not part of a controlled or consolidated group; (c) the single Class B share retained by Atmel Rousset (redeemable by LFR for nominal consideration for 30 days after expiration of the Supply Agreement), representing .000004% of LFR’s equity capital, entitled Atmel Rousset to vote upon limited, enumerated corporate matters that, if undertaken by LFR, could have adversely affected LFR’s ability to deliver wafers during the Supply Agreement term, but otherwise provided Atmel Rousset no management or operational control over LFR; (d) any failure by LFR to diversify its revenue stream or reduce its dependence on Atmel Rousset over the course of three years resulted solely from ineffectual LFR management; (e) the assets transferred by Atmel Rousset to LFR had a net value at the time of sale in excess of 80 million Euros, as confirmed, prior to the sale, by an independent auditor appointed by the Paris Court; (f) LFR assumed no debt in connection with the transaction; (g) LF was, at the time of the transaction, a financially stable and experienced foundry operator; (h) Atmel Rousset’s Workers’ Council (representing all Atmel Rousset employees prior to the sale) unanimously approved the transaction after receiving the opinion of its independent financial advisor; (i) Atmel Rousset (or its affiliates) fully satisfied its commitment to purchase wafers from LFR, as acknowledged by LFR, by mid-2013; (j) in the three years after the sale, LFR received from Atmel Rousset (or present and past affiliates) payments for wafers and other services aggregating more than $400 million; and (k) with respect specifically to “abnormal financial” relations, (1) the net of those allegedly “abnormal” payments referenced in the petition was approximately $4.5 million, and (2) notwithstanding the allegations, all purported “abnormal” payments were, in fact, properly offset in accordance with applicable contract terms or law. Atmel Rousset intends to defend vigorously against LFR’s specious, unfounded and unsubstantiated allegations, and has included in its responsive submission a counterclaim against the Administrator (in its capacity as receiver for LFR) for abuse of process. The Paris Court is currently expected to consider the merits of the matter at a hearing scheduled for December 19, 2013.
French Insolvency-Related Litigation - LFoundry and Atmel Corporation, et al. On June 26, 2013, LFR filed an insolvency declaration with the Paris Court, as described above under “Legal Proceedings - French Insolvency-Related Litigation - LFoundry and Atmel Rousset.” On September 6, 2013, LFR’s judicially-appointed receivers submitted a further petition to the Paris Court seeking to hold the Company and its subsidiary Atmel B.V. jointly and severally liable to LFR for damages in the approximate amount of 135 million Euros. LFR alleges that the Company and Atmel B.V. defrauded LFR (x) in connection with Atmel Rousset’s 2010 sale of its manufacturing facility to LF, the German parent of LFR, and (y) through their business conduct with LFR after the sale. The Company and Atmel B.V. consider LFR’s claims specious, defamatory and devoid of merit. The claims are unsupported by the evidence LFR submitted with its petition, and are conclusively disproved by many of the same points Atmel Rousset outlined in its response to LFR’s frivolous allegations against it, as discussed above under “Legal Proceedings - French Insolvency-Related Litigation - LFoundry and Atmel Rousset.” The Company and Atmel B.V. intend to defend themselves vigorously in this matter, and to assert counterclaims and other claims, as appropriate, against the parties responsible for initiating and prosecuting these frivolous claims. An initial hearing on this matter is scheduled for November 15, 2013.
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

The following table summarizes the activity related to the product warranty liability for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Balance at beginning of period	$4,071	$5,665	$4,832	$5,746
Accrual for warranties during the period, net of change in estimate	674	443	1,462	3,066
Actual costs incurred	(942)	(1,146)	(2,491)	(3,850)
Balance at end of period	$3,803	$4,962	$3,803	$4,962

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

The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands, except for percentages)
Income (loss) before income taxes	$12,464	$27,551	$(30,909)	$56,762
(Provision for) benefit from income taxes	(7,038)	(5,915)	1,644	(13,985)
Effective tax rate	56.47%	21.47%	5.32%	24.64%
For the three and nine months ended September 30, 2013, the Company recorded an income tax expense of $7.0 million and an income tax benefit of $1.6 million, respectively. For the three months ended September 30, 2013, the significant components of the tax provision were from operations in jurisdictions with operating profits. For the nine months ended September 30, 2013, the tax benefit included discrete benefits from restructuring costs incurred in various jurisdictions, settlement charges, and the federal research and development tax credit which was reinstated on January 2, 2013 for two years, partially offset by a discrete charge from gain recognized on the sale of the serial flash product line. The Company's effective tax rate for the nine months ended September 30, 2013 was lower than the statutory federal income tax rate of 35%, primarily due to income recognized in lower tax rate jurisdictions with profitable results and not recognizing tax benefits in tax jurisdictions in which the Company's local subsidiaries reported losses for the period.
For the three and nine months ended September 30, 2012, the Company recorded an income tax provision of $5.9 million and $14.0 million, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2012 was lower than the statutory federal income tax rate of 35%, primarily due to income recognized in lower tax rate jurisdictions.
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2002 through 2012 tax years generally remain subject to examination by federal and most state tax authorities. For significant foreign jurisdictions, the 2002 through 2012 tax years generally remain subject to examination by their respective tax authorities.

Currently, the Company has tax audits in progress in various other foreign jurisdictions. To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations. While the Company believes that the resolution of these audits will not have a material adverse effect on the Company’s results of operations, the outcome is subject to uncertainty.
At September 30, 2013 and December 31, 2012, the Company had $49.0 million and $27.2 million of unrecognized tax benefits, respectively, which, if recognized, would affect the effective tax rate. Also at September 30, 2013 and December 31, 2012, the Company had $43.1 million and $45.5 million of unrecognized tax benefits, respectively, which, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets. The change in unrecognized tax benefits during the nine months ended September 30, 2013 is primarily due to transfer pricing reserves.
Increases or decreases in unrecognizable tax benefits could occur over the next 12 months due to tax law changes, unrecognized tax benefits established in the normal course of business, or the conclusion of ongoing tax audits in various jurisdictions around the world. The Company believes that before September 30, 2014, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. If the Company reaches settlement with the tax authorities and/or such statutes of limitation expire, the Company expects to record a corresponding adjustment to the applicable unrecognized tax benefits. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the Company estimates that the range of potential decreases in underlying uncertain tax positions may be between $10 million and $30 million over the next 12 months, although those estimates are subject to various factors beyond the Company's control. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. The Company regularly assesses its tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.
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

The aggregate net pension expense relating to these two plans are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Service cost	$459	$311	$1,371	$943
Interest cost	363	348	1,085	1,074
Amortization of actuarial loss	16	12	47	9
Net pension period cost	$838	$671	$2,503	$2,026

The Company’s net pension period cost for 2013 is expected to be approximately $3.4 million. Cash funding for benefits paid was $0.1 million and $0.2 million for the three and nine months ended September 30, 2013, respectively. The Company expects total contribution to these plans to be approximately $0.5 million in 2013.

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

Segments are defined by the products they design and sell. They do not sell to each other. The Company’s net revenue and segment (loss) income from operations for each reportable segment for the three and nine months ended September 30, 2013 and 2012 are as follows:

Information about Reportable Segments

	Micro- Controllers	Nonvolatile Memories	RF and Automotive	ASIC	Total
	(In thousands)
Three months ended September 30, 2013
Net revenue from external customers	$227,048	$31,029	$45,477	$52,714	$356,268
Segment (loss) income from operations	(6,001)	5,012	5,430	16,443	20,884
Three months ended September 30, 2012
Net revenue from external customers	$226,125	$43,948	$43,289	$47,628	$360,990
Segment income (loss) from operations	11,545	6,415	(327)	9,891	27,524

Nine months ended September 30, 2013
Net revenue from external customers	$673,367	$85,279	$133,392	$141,189	$1,033,227
Segment (loss) income from operations	(24,245)	12,682	13,675	39,843	41,955
Nine months ended September 30, 2012
Net revenue from external customers	$663,993	$138,871	$134,363	$149,800	$1,087,027
Segment income (loss) from operations	21,255	16,792	(1,141)	31,346	68,252

The Company's primary products are semiconductor integrated circuits, which it has concluded constitute a single group of similar products. Therefore, it is impracticable to differentiate the revenues from external customers for each product sold. The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.

Reconciliation of Segment Information to Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Total segment income from operations	$20,884	$27,524	$41,955	$68,252
Unallocated amounts:
Acquisition-related charges	(1,685)	(1,530)	(5,699)	(5,442)
Restructuring (charges) credit	(8,149)	1,404	(51,545)	(12,950)
Recovery of receivables from foundry suppliers	—	—	522	—
Credit from reserved grant income	—	—	—	10,689
Gain on sale of assets	—	—	4,430	—
Settlement charges	—	—	(21,600)	—
Income (loss) from operations	$11,050	$27,398	$(31,937)	$60,549

Geographic sources of revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
United States	$51,515	$49,757	$140,909	$146,340
Germany	48,414	39,773	148,519	137,186
France	4,811	4,998	22,684	22,728
Japan	10,119	13,331	29,022	37,796
China, including Hong Kong	106,515	121,513	312,416	326,772
Singapore	15,638	10,762	34,433	31,796
South Korea	33,164	43,536	113,274	143,474
Taiwan	14,469	14,615	38,265	49,870
Rest of Asia-Pacific	32,358	18,885	87,670	50,879
Rest of Europe	33,294	37,447	90,682	118,189
Rest of the World	5,971	6,373	15,353	21,997
Total net revenue	$356,268	$360,990	$1,033,227	$1,087,027

Net revenue is attributed to regions based on ship-to locations.

The Company had one distributor and one customer, which accounted for 14% and 11% of net revenue in the three months ended September 30, 2013, respectively, and 13% each of net revenue in the nine months ended September 30, 2013, respectively. One distributor accounted for 13% of net revenue in the three months ended September 30, 2012. One distributor and one customer accounted for 12% and 10% of net revenue in the nine months ended September 30, 2012, respectively. Two distributors accounted for 17% and 10%, respectively, of accounts receivable at September 30, 2013. Two distributors accounted for 14% and 12%, respectively, of accounts receivable at December 31, 2012. One customer accounted for 10% of accounts receivable at September 30, 2013 and December 31, 2012.

Physical locations of tangible long-lived assets as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
United States	$104,644	$85,044
Philippines	53,007	61,594
Germany	25,465	17,602
France	16,471	28,000
Rest of Asia-Pacific	28,496	38,842
Rest of Europe	7,331	9,547
Total	$235,414	$240,629

Excluded from the table above is an auction-rate security of $1.1 million at each of September 30, 2013 and December 31, 2012, which is included in other assets on the condensed consolidated balance sheets. Also excluded from the table above as of September 30, 2013 and December 31, 2012 are goodwill of $106.9 million and $104.4 million, respectively, intangible assets, net of $29.8 million and $27.3 million, respectively, and deferred income tax assets of $115.6 million and $102.3 million, respectively.

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

Note 12 RESTRUCTURING CHARGES

The following table summarizes the activity related to the accrual for restructuring charges detailed by restructuring event for the three and nine months ended September 30, 2013 and 2012.

September 30, 2013

	Q2'10	Q2'12	Q4'12	Q1'13	Q3'13	Total 2013 Activity
	(In thousands)
Balances at January 1, 2013 - Restructuring Accrual	$439	$7,418	$8,365	$—	$—	$16,222
Charges (credits) - Employee termination costs, net of change in estimate	—	—	(460)	42,821	—	42,361
Charges - Other	—	—	—	453	—	453
Payments - Employee termination costs	—	(2,481)	(3,833)	(1,053)	—	(7,367)
Payments - Other	—	—	(45)	(453)	—	(498)
Foreign exchange gain	—	—	(16)	—	—	(16)
Balances at March 31, 2013 - Restructuring Accrual	439	4,937	4,011	41,768	—	51,155
Charges (credits) - Employee termination costs, net of change in estimate	—	180	(540)	942	—	582
Payments - Employee termination costs	(158)	(812)	(1,860)	(5,853)	—	(8,683)
Payments - Other	—	—	(185)	—	—	(185)
Foreign exchange loss	—	—	—	140	—	140
Balances at June 30, 2013 - Restructuring Accrual	281	4,305	1,426	36,997	—	43,009
Charges (credits) - Employee termination costs, net of change in estimate	—	—	(264)	6,957	1,456	8,149
Payments - Employee termination costs	—	(1,462)	(222)	(8,630)	(21)	(10,335)
Non-cash charges	—	—	—	(6,688)	—	(6,688)
Foreign exchange loss	—	—	—	440	—	440
Balances at September 30, 2013 - Restructuring Accrual	$281	$2,843	$940	$29,076	$1,435	$34,575

September 30, 2012

	Q3'08	Q2'10	Q2'12	Total 2012 Activity
	(In thousands)
Balances at January 1, 2012 - Restructuring Accrual	$301	$1,846	$—	$2,147
Payments - Employee termination costs	—	(741)	—	(741)
Foreign exchange gain	—	(226)	—	(226)
Balances at March 31, 2012 - Restructuring Accrual	301	879	—	1,180
Charges (credits) - Employee termination costs, net of change in estimate	—	1,138	13,216	14,354
Payments - Employee termination costs	(301)	—	—	(301)
Foreign exchange gain	—	(9)	(301)	(310)
Balances at June 30, 2012 - Restructuring Accrual	—	2,008	12,915	14,923
Charges (credits) - Employee termination costs, net of change in estimate	—	43	(1,447)	(1,404)
Payments - Employee termination costs	—	(158)	(1,767)	(1,925)
Foreign exchange (gain) loss	—	(194)	263	69
Balances at September 30, 2012 - Restructuring Accrual	$—	$1,699	$9,964	$11,663

The Company records restructuring liabilities related to workforce reductions when the accounting recognition criteria are met and consistent with management's approval and commitment to the restructuring plans in each particular quarter. The restructuring plans identify the number of employees to be terminated, job classifications and functions, location and the date the plan is expected to be completed.

2013 Restructuring Charges

Restructuring charges recorded in the third quarter of 2013 were primarily related to the impairment in value of the Company’s buildings located in France and Greece amounting to $5.1 million and $1.6 million, respectively, and workforce reductions in the U.S. and Norway amounting to $1.5 million. The workforce reductions were designed to further align the Company's global operating expenses with macroeconomic conditions and revenue outlook, and to improve operational efficiency, competitiveness and business profitability. The Company anticipates that restructuring charges related to workforce reductions will be paid by the time affected employees cease active service in 2014.

The Company vacated a building in Rousset, France in September 2013. Due to ongoing restructuring activities, the Company evaluated the carrying value of this building and a building located in Greece which is also no longer used in operations. Based on this evaluation, the Company determined that the France and Greece buildings with carrying amounts of $10.1 million and $2.7 million, respectively, were impaired and wrote them down to their estimated fair value of $5.0 million and $1.1 million, respectively. Total impairment charge of $6.7 million was recorded as restructuring expense. Fair value was based on independent third-party appraisal or estimated selling price.

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

The restructuring charges recorded in the first quarter of 2013 for Rousset and Nantes were $26.6 million and for Heilbronn were $15.6 million, and are expected to be paid by the time affected employees cease active service in 2014. There have been no significant changes to the plan, and no material modifications or changes have been made after the implementation began.

2012 Restructuring Charges

Restructuring charges of $14.4 million recorded in the second quarter of 2012 related primarily to workforce reductions in Heilbronn, the U.S. and certain other locations. These workforce reductions were designed to further align the Company's global operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. The Company anticipates all affected employees will cease active service on or before the end of the fourth quarter of 2013. There have been no significant changes to the plan, and no material modifications or changes have been made after the implementation began.

Note 13 SETTLEMENT CHARGES

For the three months ended March 31, 2013, the Company recorded settlement charges of $21.6 million related to legal settlements undertaken in connection with actual, contemplated or anticipated litigation, or activities undertaken in preparation for, or anticipation of, possible litigation related to intellectual property.

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

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands, except per share data)
Net income (loss)	$5,426	$21,636	$(29,265)	$42,777
Weighted-average shares - basic	426,621	430,845	427,944	434,894
Dilutive effect of incremental shares and share equivalents	3,018	2,450	—	3,338
Weighted-average shares - diluted	429,639	433,295	427,944	438,232
Net income (loss) per share:
Basic
Net income (loss) per share - basic	$0.01	$0.05	$(0.07)	$0.10
Diluted
Net income (loss) per share - diluted	$0.01	$0.05	$(0.07)	$0.10

The following table summarizes securities which were not included in the “Weighted-average shares — diluted” used for calculation of diluted net income (loss) per share, as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Employee stock options and restricted stock units outstanding	10,219	9,991	15,081	7,739

Note 15 INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Interest income and other expense	$854	$439	$1,394	$(1,089)
Interest expense	(519)	(971)	(1,799)	(3,162)
Foreign exchange transaction gains	1,079	685	1,433	464
Total	$1,414	$153	$1,028	$(3,787)

Note 16 SUBSEQUENT EVENTS

In October 2013, the Company’s Board of Directors authorized an additional $300.0 million of funding to its existing stock repurchase program.

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
This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2013 and beyond. Our statements regarding the following matters also fall within the meaning of “forward-looking” statements and should be considered accordingly: the expansion of the market for microcontrollers, revenue for our maXTouch products, expectations for our new XSense products, our gross margin expectations and trends, anticipated revenue by geographic area and the ongoing transition of our revenue base to Asia, expectations or trends involving our operating expenses, capital expenditures, cash flow and liquidity, our factory utilization rates, the effect and timing of new product introductions, our ability to access independent foundry capacity and the corresponding financial condition and operational performance of those foundry partners, including insolvencies of, and litigation related to European foundry suppliers, the effects of our strategic transactions and restructuring efforts, the estimates we use in respect of the amount and/or timing for expensing unearned share-based compensation and similar estimates related to our performance-based restricted stock units, our expectations regarding tax matters, the outcome of litigation (including intellectual property litigation in which we may be involved or in which our customers may be involved, especially in the mobile device sector) and the effects of exchange rates and our ongoing efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Part II Item 1A — Risk Factors, and elsewhere in this Quarterly Report on Form 10-Q. Generally, the words “may,” “will,” “could,” “should,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Quarterly Report on Form 10-Q is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q.
OVERVIEW

     We are one of the world’s leading designers, developers and suppliers of microcontrollers, which are self-contained computers-on-a-chip. Microcontrollers are generally less expensive, consume less power and offer enhanced programming capabilities compared to traditional microprocessors. Our microcontrollers and related semiconductor products are used in leading smartphones, Ultrabooks, tablet devices, e-readers, wireless peripherals, LED-based lighting systems, automotive, aerospace and military components, smart energy meters, and other consumer and industrial electronics. They provide core functionality for such things as touch sensing, sensor and lighting management, security and encryption, wireless connectivity, industrial and flow controls, building automation and battery management. We expect our microcontrollers to be used extensively in products designed for the so-called "Internet of Things" and in wearable devices, segments in which seamless, wireless sharing of data and information will be essential and for which we believe microcontrollers may be particularly well suited. We intend to continue our efforts to integrate enhanced wireless capabilities into our product portfolio, including technologies such as "ZigBee", "Low Energy Blue Tooth" and "Wi-Fi Direct". Our extensive portfolio of fundamental touch-focused intellectual property has also enabled us to expand our touch-related product offerings. As a natural extension of our touch business, for example, our new metal mesh touch sensor, called "XSense", which offers a more cost-effective, better performing alternative to existing Indium Tin Oxide sensor technologies qualified for full volume production in the third quarter of 2013. In addition to our microcontroller and touch-based products, our portfolio includes many complementary products, including nonvolatile memory, radio frequency, mixed-signal and application specific integrated circuits. We own and operate one wafer manufacturing facility in Colorado Springs, Colorado, consistent with our strategic determination made several years ago to maintain lower fixed costs and capital investment requirements.

RESULTS OF OPERATIONS

	Three Months Ended				Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
	(in thousands, except percentage of net revenue)
Net revenue	$356,268	100%	$360,990	100%	$1,033,227	100%	$1,087,027	100%
Gross profit	143,467	40%	155,526	43%	422,697	41%	469,780	43%
Research and development	66,790	19%	59,966	17%	202,460	20%	192,647	18%
Selling, general and administrative	55,793	16%	68,036	19%	178,282	17%	208,881	19%
Acquisition-related charges	1,685	—%	1,530	—%	5,699	1%	5,442	1%
Restructuring charges (credit)	8,149	2%	(1,404)	—%	51,545	5%	12,950	1%
Recovery of receivables from foundry suppliers	—	—%	—	—%	(522)	—%	—	—%
Credit from reserved grant income	—	—%	—	—%	—	—%	(10,689)	(1)%
Gain on sale of assets	—	—%	—	—%	(4,430)	—%	—	—%
Settlement charges	—	—%	—	—%	21,600	2%	—	—%
Income (loss) from operations	$11,050	3%	$27,398	8%	$(31,937)	(3)%	$60,549	6%

Net Revenue

Our net revenue totaled $356.3 million for the three months ended September 30, 2013, a decrease of 1%, or $4.7 million, from $361.0 million in net revenue for the three months ended September 30, 2012. Our net revenue totaled $1,033.2 million for the nine months ended September 30, 2013, a decrease of 5%, or $53.8 million, from $1,087.0 million in net revenue for the nine months ended September 30, 2012.

Net revenue denominated in Euros was 21% and 16% of total net revenue for the three months ended September 30, 2013 and September 30, 2012, and was 22% and 20% of total net revenue for the nine months ended September 30, 2013 and September 30, 2012, respectively. Our net revenue for the three months ended September 30, 2013 would have been approximately $4.5 million lower had the average foreign exchange rate in effect for the three months ended September 30, 2013 remained the same as the average foreign exchange rate in effect for the three months ended September 30, 2012. Our net revenue for the nine months ended September 30, 2013 would have been approximately $5.2 million lower had the average foreign exchange rate in effect for the nine months ended September 30, 2013 remained the same as the average foreign exchange rate in effect for the nine months ended September 30, 2012.

Net Revenue — By Operating Segment

Our net revenue by operating segment is summarized as follows:

	Three Months Ended
	September 30, 2013	September 30, 2012	Change	% Change
	(in thousands, except for percentages)
Microcontrollers	$227,048	$226,125	$923	—%
Nonvolatile Memory	31,029	43,948	(12,919)	(29)%
RF and Automotive	45,477	43,289	2,188	5%
ASIC	52,714	47,628	5,086	11%
Total net revenue	$356,268	$360,990	$(4,722)	(1)%

	Nine Months Ended
	September 30, 2013	September 30, 2012	Change	% Change
	(in thousands, except for percentages)
Microcontrollers	$673,367	$663,993	$9,374	1%
Nonvolatile Memory	85,279	138,871	(53,592)	(39)%
RF and Automotive	133,392	134,363	(971)	(1)%
ASIC	141,189	149,800	(8,611)	(6)%
Total net revenue	$1,033,227	$1,087,027	$(53,800)	(5)%

Microcontrollers

Microcontroller segment net revenue remained relatively flat at $227.0 million for the three months ended September 30, 2013 compared to $226.1 million for the three months ended September 30, 2012. Microcontroller segment net revenue increased 1% to $673.4 million for the nine months ended September 30, 2013 from $664.0 million for the nine months ended September 30, 2012. Microcontroller net revenue represented 64% and 65% of total net revenue for the three and nine months ended September 30, 2013, compared to 63% and 61% of total net revenue for the three and nine months ended September 30, 2012.

Nonvolatile Memory

Nonvolatile Memory segment net revenue decreased 29% to $31.0 million for the three months ended September 30, 2013 from $43.9 million for the three months ended September 30, 2012. Nonvolatile Memory segment net revenue decreased 39% to $85.3 million for the nine months ended September 30, 2013 from $138.9 million for the nine months ended September 30, 2012. The decrease was primarily due to the lower demand for our serial EE products and the sale of our serial flash product line which accounted for 27% of the total nonvolatile memory segment revenue for both the three and nine months ended September 30, 2012.

RF and Automotive

RF and Automotive segment net revenue increased 5% to $45.5 million for the three months ended September 30, 2013 from $43.3 million for the three months ended September 30, 2012. RF and Automotive segment net revenue decreased 1% to $133.4 million for the nine months ended September 30, 2013 from $134.4 million for the nine months ended September 30, 2012. The increase for the three months ended September 30, 2013 was primarily due to an increase in demand for our high-voltage products, specifically our Local Interconnect Network and Auto RF products. The decrease for the nine months ended September 30, 2013 was primarily due to a decline in demand for legacy GPS products.

ASIC

ASIC segment net revenue increased 11% to $52.7 million for the three months ended September 30, 2013 from $47.6 million for the three months ended September 30, 2012. ASIC segment net revenue decreased 6% to $141.2 million for the nine months ended September 30, 2013 from $149.8 million for the nine months ended September 30, 2012. The increase for the three months ended September 30, 2013 was primarily due to an increase in demand for our aerospace products, specifically our Space and Military/Aerospace products. Revenue from legacy custom and programmable products decreased during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to reduced market demand for those products.

Net Revenue by Geographic Area

Our net revenue by geographic area for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, is summarized in the table below. Revenue is attributed to regions based on the location to which we ship. See Note 10 of Notes to Condensed Consolidated Financial Statements for further discussion.

	Three Months Ended
	September 30, 2013	September 30, 2012	Change	% Change
	(in thousands, except for percentages)
Asia	$212,263	$222,642	$(10,379)	(5)%
Europe	86,519	82,218	4,301	5%
United States	51,515	49,757	1,758	4%
Other*	5,971	6,373	(402)	(6)%
Total net revenue	$356,268	$360,990	$(4,722)	(1)%

	Nine Months Ended
	September 30, 2013	September 30, 2012	Change	% Change
	(in thousands, except for percentages)
Asia	$615,079	$640,587	$(25,508)	(4)%
Europe	261,885	278,103	(16,218)	(6)%
United States	140,909	146,340	(5,431)	(4)%
Other*	15,354	21,997	(6,643)	(30)%
Total net revenue	$1,033,227	$1,087,027	$(53,800)	(5)%
_________________________________________
* Primarily includes South Africa, and Central and South America

Net revenue outside the United States accounted for 86% of our net revenue for both the three months ended September 30, 2013 and 2012 and 86% and 87% for the nine months ended September 30, 2013 and 2012, respectively.

Our net revenue in Asia decreased $10.4 million to $212.3 million, or 5%, for the three months ended September 30, 2013 from $222.6 million for the three months ended September 30, 2012, and decreased $25.5 million to $615.1 million, or 4%, for the nine months ended September 30, 2013, from $640.6 million for the nine months ended September 30, 2012. The decrease for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012 was primarily due to the sale of our serial flash product line in September 2012 and the loss of revenue related to that business. Net revenue for the Asia region was 60% of total net revenue for both the three and nine months ended September 30, 2013, respectively, compared to 62% and 59% of total net revenue for the three and nine months ended September 30, 2012, respectively.

Our net revenue in Europe increased $4.3 million to $86.5 million, or 5%, for the three months ended September 30, 2013 from $82.2 million for the three months ended September 30, 2012, and decreased $16.2 million to $261.9 million, or 6% for the nine months ended September 30, 2013 from $278.1 million for the nine months ended September 30, 2012. The increase for the three months ended September 30, 2013, compared to the three months ended September 30, 2012 was primarily due to the increased demand for our aerospace and microcontroller products. The decrease for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012 was primarily due to the sale of our serial flash product line in September 2012 and the loss of revenue related to that business. Net revenue for the Europe region was 24% and 25% of total net revenue for the three and nine months ended September 30, 2013, respectively, compared to 23% and 26% of total net revenue for the three and nine months ended September 30, 2012, respectively.

Our net revenue in the United States increased by $1.8 million to $51.5 million, or 4%, for the three months ended September 30, 2013 from $49.8 million for the three months ended September 30, 2012. Our net revenue in the United States decreased by $5.4 million to $140.9 million, or 4%, for the nine months ended September 30, 2013 from $146.3 million for the nine months ended September 30, 2012. The increase for the three months ended September 30, 2013, compared to the three months ended September 30, 2012 was primarily due to increased demand for microcontroller products. The decrease for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012 resulted primarily from the sale of our serial flash product line in September 2012 and the loss of revenue related to that business. Net revenue for the U.S. region was 14% of total net revenue for both the three and nine months ended September 30, 2013, compared to 14% and 13% of total net revenue for the three and nine months ended September 30, 2012, respectively.

Revenue and Costs — Impact from Changes to Foreign Exchange Rates

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies was 21% and 16% of our total net revenue for the three months ended September 30, 2013 and 2012, respectively, and 22% and 20% of our total net revenue for the nine months ended September 30, 2013 and 2012, respectively.

Costs denominated in foreign currencies were 18% and 15% of our total costs for the three months ended September 30, 2013 and 2012, respectively, and 18% and 20% of our total costs for the nine months ended September 30, 2013 and 2012, respectively.

For the three months ended September 30, 2013, changes in foreign exchange rates had a favorable overall effect on our operating results. Our net revenue and operating expenses for the three months ended September 30, 2013 would have been approximately $4.5 million lower and $2.4 million lower, respectively, had the average exchange rate remained the same as the average rate in effect for the three months ended September 30, 2012. Our income from operations would have been approximately $2.1 million lower had the average exchange rate in the three months ended September 30, 2013 remained the same as the average exchange rate in the three months ended September 30, 2012.

For the nine months ended September 30, 2013, changes in foreign exchange rates had a favorable overall effect on our operating results. Our net revenue and operating expenses for the nine months ended September 30, 2013 would have been approximately $5.2 million lower and $3.2 million lower, respectively, had the average exchange rate remained the same as the average rate in effect for the nine months ended September 30, 2012. Our loss from operations would have been approximately $2.0 million higher had the average exchange rate in the nine months ended September 30, 2013 remained the same as the average exchange rate in the nine months ended September 30, 2012.

Gross Margin

Gross margin declined to 40.3% and 40.9% for the three and nine months ended September 30, 2013, respectively, compared to 43.1% and 43.2% for the three and nine months ended September 30, 2012, respectively. Gross margin in the three and nine months ended September 30, 2013 was negatively affected by inventory write-down, lower sales and a weaker pricing environment.

Inventory decreased to $287.5 million at September 30, 2013 from $348.3 million at December 31, 2012 primarily due to improved inventory management and inventory write-downs. Inventory write-downs, if undertaken, may affect our results of operations, including gross margin, depending on the nature of those adjustments. If the demand for certain semiconductor products declines or does not materialize as we expect, we could be required to record additional write-downs, which would adversely affect our gross margin.

For the nine months ended September 30, 2013, we manufactured approximately 51% of our products in our own wafer fabrication facility compared to 57% for the nine months ended September 30, 2012.

The cost of revenue for the three months ended September 30, 2013 included a write-off of approximately $8.9 million of inventory related to our take-or-pay foundry arrangement with one of our European foundries. In the nine months ended September 30, 2013, this write-off was partially offset by a net gain of $1.5 million recorded in the first six months of 2013 resulting from the reduction of $4.9 million related to a previously recorded liability from a take-or-pay arrangement, offset by the write-off of a $1.9 million wafer prepayment and a further write-off of approximately $1.5 million of raw materials costs. These transactions resulted from the insolvencies of two of our European foundry suppliers.

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

Research and Development

Research and development ("R&D") expenses increased 11%, or $6.8 million, to $66.8 million for the three months ended September 30, 2013 from $60.0 million for the three months ended September 30, 2012. R&D expenses increased 5%, or $9.8 million, to $202.5 million for the nine months ended September 30, 2013 from $192.6 million for the nine months ended September 30, 2012. R&D expenses increased for both the three and nine months ended September 30, 2013 primarily due to higher material expense required for the qualification of XSense products and increased use of external services, offset in part by a decrease in share-based compensation of $1.8 million for the three months ended September 30, 2013 and $6.8 million for the nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012. As a percentage of net revenue, R&D expenses totaled 19% and 20% for the three and nine months ended September 30, 2013, compared to 17% and 18% for the three and nine months ended September 30, 2012.

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

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses decreased 18%, or $12.2 million, to $55.8 million for the three months ended September 30, 2013 from $68.0 million for the three months ended September 30, 2012. SG&A expenses decreased 15%, or $30.6 million, to $178.3 million for the nine months ended September 30, 2013 from $208.9 million for the nine months ended September 30, 2012. SG&A expenses decreased primarily due to lower share-based compensation, reduced legal fees and reduced employee-related costs resulting from restructuring activities. Share-based compensation decreased $7.3 million for the three months ended September 30, 2013 and $16.7 million for the nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012. As a percentage of net revenue, SG&A expenses totaled 16% and 17% of net revenue for the three and nine months ended September 30, 2013, respectively, compared to 19% for both the three and nine months ended September 30, 2012.

Share-Based Compensation

We primarily issue restricted stock units to our employees as equity compensation. Employees may also participate in an Employee Stock Purchase Program that offers the ability to purchase stock through payroll withholdings at a discount to market price.

The following table summarizes share-based compensation included in operating results for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Cost of revenue	$1,136	$2,154	$4,589	$6,723
Research and development	3,100	4,925	10,724	17,568
Selling, general and administrative	3,858	11,150	15,023	31,747
Total share-based compensation expense, before income taxes	8,094	18,229	30,336	56,038
Tax benefit	(1,581)	(2,403)	(4,750)	(6,624)
Total share-based compensation expense, net of income taxes	$6,513	$15,826	$25,586	$49,414

The expense recorded for the three and nine months ended September 30, 2013 decreased from the three and nine months ended September 30, 2012 as a result of reducing our estimates regarding the probability of achieving certain performance criteria established under the 2011 Incentive Plan and increasing our forfeiture rate estimates for those performance-based restricted stock units. These changes in estimates resulted in a reversal of share-based compensation expense recognized in the prior periods of $7.3 million and $16.9 million for the three and nine months ended September 30, 2013, respectively.

Acquisition-Related Charges

We recorded total acquisition-related charges of $1.7 million and $5.7 million for the three and nine months ended September 30, 2013, respectively, related to various acquisitions since 2008, compared to $1.5 million and $5.4 million for the three and nine months ended September 30, 2012, respectively.

Included in those acquisition-related charges is amortization of $1.3 million and $4.7 million for the three and nine months ended September 30, 2013, respectively, and $1.4 million and $4.2 million for the three and nine months ended September 30, 2012, respectively, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog. We estimate that charges related to amortization of intangible assets will be approximately $1.6 million for the remainder of 2013.

We also recorded other compensation related charges for these acquisitions of $0.4 million and $1.0 million for the three and nine months ended September 30, 2013, respectively, and $0.1 million and $1.2 million for the three and nine months ended September 30, 2012.

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

Restructuring Charges

The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the three and nine months ended September 30, 2013 and 2012:

September 30, 2013

	Q2'10	Q2'12	Q4'12	Q1'13	Q3'13	Total 2013 Activity
	(In thousands)
Balances at January 1, 2013 - Restructuring Accrual	$439	$7,418	$8,365	$—	$—	$16,222
Charges (credits) - Employee termination costs, net of change in estimate	—	—	(460)	42,821	—	42,361
Charges - Other	—	—	—	453	—	453
Payments - Employee termination costs	—	(2,481)	(3,833)	(1,053)	—	(7,367)
Payments - Other	—	—	(45)	(453)	—	(498)
Foreign exchange gain	—	—	(16)	—	—	(16)
Balances at March 31, 2013 - Restructuring Accrual	439	4,937	4,011	41,768	—	51,155
Charges (credits) - Employee termination costs, net of change in estimate	—	180	(540)	942	—	582
Payments - Employee termination costs	(158)	(812)	(1,860)	(5,853)	—	(8,683)
Payments - Other	—	—	(185)	—	—	(185)
Foreign exchange loss	—	—	—	140	—	140
Balances at June 30, 2013 - Restructuring Accrual	281	4,305	1,426	36,997	—	43,009
Charges (credits) - Employee termination costs, net of change in estimate	—	—	(264)	6,957	1,456	8,149
Payments - Employee termination costs	—	(1,462)	(222)	(8,630)	(21)	(10,335)
Non-cash charges	—	—	—	(6,688)	—	(6,688)
Foreign exchange loss	—	—	—	440	—	440
Balances at September 30, 2013 - Restructuring Accrual	$281	$2,843	$940	$29,076	$1,435	$34,575

September 30, 2012

	Q3'08	Q2'10	Q2'12	Total 2012 Activity
	(In thousands)
Balances at January 1, 2012 - Restructuring Accrual	$301	$1,846	$—	$2,147
Payments - Employee termination costs	—	(741)	—	(741)
Foreign exchange gain	—	(226)	—	(226)
Balances at March 31, 2012 - Restructuring Accrual	301	879	—	1,180
Charges (credits) - Employee termination costs, net of change in estimate	—	1,138	13,216	14,354
Payments - Employee termination costs	(301)	—	—	(301)
Foreign exchange gain	—	(9)	(301)	(310)
Balances at June 30, 2012 - Restructuring Accrual	—	2,008	12,915	14,923
Charges (credits) - Employee termination costs, net of change in estimate	—	43	(1,447)	(1,404)
Payments - Employee termination costs	—	(158)	(1,767)	(1,925)
Foreign exchange (gain) loss	—	(194)	263	69
Balances at September 30, 2012 - Restructuring Accrual	$—	$1,699	$9,964	$11,663

We record restructuring liabilities related to workforce reductions when the accounting recognition criteria are met and consistent with management's approval and commitment to the restructuring plans in each particular quarter. The restructuring plans identify the number of employees to be terminated, job classifications and functions, location and the date the plan is expected to be completed.

2013 Restructuring Charges

Restructuring charges recorded in the third quarter of 2013 were primarily related to the impairment in value of our buildings located in France and Greece amounting to $5.1 million and $1.6 million, respectively, and workforce reductions in the U.S. and Norway amounting to $1.5 million. The workforce reductions were designed to further align our global operating expenses with macroeconomic conditions and revenue outlook, and to improve operational efficiency, competitiveness and business profitability. We anticipate that restructuring charges related to workforce reductions will be paid by the time affected employees cease active service in 2014.

We vacated a building in Rousset, France in September 2013. Due to ongoing restructuring activities, we evaluated the carrying value of this building and a building located in Greece which is also no longer used in operations. Based on this evaluation, we determined that the France and Greece buildings with carrying amounts of $10.1 million and $2.7 million, respectively, were impaired and wrote them down to their estimated fair value of $5.0 million and $1.1 million, respectively. Total impairment charge of $6.7 million was recorded as restructuring expense. Fair value was based on independent third-party appraisal or estimated selling price.

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

The restructuring charges recorded in the first quarter of 2013 for Rousset and Nantes were $26.6 million and for Heilbronn were $15.6 million, and are expected to be paid by the time affected employees cease active service in 2014. There have been no significant changes to the plan, and no material modifications or changes have been made after the implementation began.

2012 Restructuring Charges

Restructuring charges of $14.4 million recorded in the second quarter of 2012 related primarily to workforce reductions in Heilbronn, the U.S. and certain other locations. These workforce reductions were designed to further align our global operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. We anticipate all affected employees will cease active service on or before the end of the fourth quarter of 2013. There have been no significant changes to the plan, and no material modifications or changes have been made after the implementation began.

Based on the information available to us as of the date of this Quarterly Report on Form 10-Q, the dates on which employees affected by the restructuring are currently expected to cease their service with us, and assuming the absence of material labor discord, litigation or other unforeseen issues arising with respect to those matters, we believe that the estimated savings in 2013 from our restructuring actions will be approximately $30.0 million to $35.0 million, comprising approximately $13.0 million to $15.0 million from cost of sales, approximately $11.0 million to $13.0 million from research and development expense and approximately $6.0 million to $7.0 million from selling, general and administrative expense. We expect, to the extent consistent with our assumptions regarding these matters as discussed above and assuming no other material changes in our business, incremental annual savings after these restructuring actions have been completed of approximately $12.5 million to $16.0 million per year, comprising approximately $4.0 million to $5.5 million from cost of sales, approximately $6.0 million to $7.0 million from research and development expense and approximately $2.5 million to $3.5 million from selling, general and administrative expense. Actual savings realized may, however, differ if our assumptions are incorrect or if other unanticipated events occur. Savings may also be offset, or additional expenses incurred, if, and when, we make additional investments in labor, materials or capital in our business in the future; savings achieved in connection with one series of restructuring activities may not necessarily be indicative of savings that may be realized in other restructuring activities nor may the timing of savings realized in connection with our restructuring actions be similar to, or consistent with, the timing of benefits realized in other restructuring activities that we may undertake at any time.

Credit from Reserved Grant Income

In March 2012, the Greek government executed a ministerial decision related to an outstanding state grant previously made to a Greek subsidiary. Consequently, we recognized a benefit of $10.7 million in our results for the three months ended March 31, 2012, resulting from the reversal of a reserve previously established for that grant.

Interest and Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Interest income and other expense	$854	$439	$1,394	$(1,089)
Interest expense	(519)	(971)	(1,799)	(3,162)
Foreign exchange transaction gains	1,079	685	1,433	464
Total	$1,414	$153	$1,028	$(3,787)

Interest and other income (expense), net, resulted in income of $1.4 million and $1.0 million for the three and nine months ended September 30, 2013, respectively, compared to income of $0.2 million and a loss of $3.8 million for the three and nine months ended September 30, 2012, respectively, primarily due to lower interest expense and higher foreign exchange gains. The Company recorded a loss of $0.8 million and $1.9 million from an equity investment in a privately held entity in the second quarter of 2013 and 2012, respectively. We continue to have balance sheet exposures in foreign currencies subject to exchange rate fluctuations and may incur further gains or losses in the future as a result of such foreign exchange exposures.

(Provision for) Benefit from Income Taxes
For the three and nine months ended September 30, 2013, we recorded an income tax expense of $7.0 million and an income tax benefit of $1.6 million, respectively. For the three months ended September 30, 2013, the significant components of the tax provision were from operations in jurisdictions with operating profits. For the nine months ended September 30, 2013, the tax benefit included discrete benefits from restructuring costs incurred in various jurisdictions, settlement charges, and the federal research and development tax credit which was reinstated on January 2, 2013 for two years, partially offset by a discrete charge from gain recognized on the sale of the serial flash product line. Our effective tax rate for the nine months ended September 30, 2013 was lower than the statutory federal income tax rate of 35%, primarily due to income recognized in lower tax rate jurisdictions with profitable results and not recognizing tax benefits in tax jurisdictions in which our local subsidiaries reported losses for the period.
For the three and nine months ended September 30, 2012, we recorded an income tax provision of $5.9 million and $14.0 million, respectively. Our effective tax rate for the three and nine months ended September 30, 2012 was lower than the statutory federal income tax rate of 35%, primarily due to income recognized in lower tax rate jurisdictions.
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
At September 30, 2013 and December 31, 2012, we had $49.0 million and $27.2 million of unrecognized tax benefits, respectively, which, if recognized, would affect the effective tax rate. Also at September 30, 2013 and December 31, 2012, we had $43.1 million and $45.5 million of unrecognized tax benefits, respectively, which, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets. The change in unrecognized tax benefits during the nine months ended September 30, 2013 is primarily due to transfer pricing reserves.
Increases or decreases in unrecognizable tax benefits could occur over the next 12 months due to tax law changes, unrecognized tax benefits established in the normal course of business, or the conclusion of ongoing tax audits in various jurisdictions around the world. We believe that before September 30, 2014, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. If we reach settlement with the tax authorities and/or such statutes of limitation expire, we expect to record a corresponding adjustment to the applicable unrecognized tax benefits. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, we estimate that the range of potential decreases in underlying uncertain tax positions may be between $10 million and $30 million over the next 12 months, although those estimates are subject to various factors beyond our control. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. We regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business.

Liquidity and Capital Resources

At September 30, 2013, we had $270.9 million of cash, cash equivalents and short-term investments, compared to $296.1 million at December 31, 2012. The decrease in cash balances during the nine months ended September 30, 2013 resulted principally from payments made for acquisitions, payments in respect of settlement charges, prepayment made to a supplier related to XSense production, timing of vendor payables and customer receivables and common stock repurchases. Our current asset to liability ratio, calculated as total current assets divided by total current liabilities, was 2.85 at September 30, 2013 compared to 2.84 at December 31, 2012. Working capital, calculated as total current assets less total current liabilities, decreased to $570.6 million at September 30, 2013, compared to $621.1 million at December 31, 2012. Cash provided by operating activities was $78.7 million for the nine months ended September 30, 2013, compared to $122.1 million for the nine months ended September 30, 2012, and capital expenditures totaled $28.0 million and $31.8 million for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, of the $270.9 million aggregate cash and cash equivalents and short-term investments held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $240.8 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

Operating Activities

Net cash provided by operating activities was $78.7 million for the nine months ended September 30, 2013, compared to $122.1 million for the nine months ended September 30, 2012. Net cash provided by operating activities for the nine months ended September 30, 2013 was determined primarily by adjusting net loss of $29.3 million, certain non-cash charges for depreciation and amortization of $57.1 million and share-based compensation charges of $30.3 million.

Accounts receivable increased by 5% or $9.5 million to $198.0 million at September 30, 2013, from $188.5 million at December 31, 2012. The average number of days of accounts receivable outstanding increased to 51 days for the three months ended September 30, 2013 from 50 days for the three months ended December 31, 2012.

Inventories decreased to $287.5 million at September 30, 2013 from $348.3 million at December 31, 2012. Inventories consist of raw wafers, purchased foundry wafers, work-in-process and finished units. Our number of days of inventory decreased to 123 days for the three months ended September 30, 2013 from 148 days for the three months ended December 31, 2012.

Investing Activities

Net cash used in investing activities was $50.2 million and $0.4 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. For the nine months ended September 30, 2013, we paid $28.0 million for acquisitions of fixed assets, compared to $31.8 million in the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we paid $25.9 million for acquisitions, net of cash acquired.

We anticipate expenditures for capital purchases in 2013 to be relatively consistent with 2012, and to be used principally to maintain existing manufacturing operations and to expand manufacturing capacity for our XSense product.

Financing Activities

Net cash used in financing activities was $56.0 million and $162.0 million for the nine months ended September 30, 2013 and 2012, respectively. The cash used was primarily related to stock repurchases of $63.6 million in the nine months ended September 30, 2013, compared to $163.4 million in the nine months ended September 30, 2012 and tax payments related to shares withheld for vested restricted stock units of $12.4 million for the nine months ended September 30, 2013, compared to $15.2 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we repurchased 8.9 million shares of our common stock in the open market and subsequently retired those shares under our existing stock repurchase program. As of September 30, 2013, $63.7 million remained available for repurchases under this program. Proceeds from the issuance of common stock related to exercises of stock options and our employee stock purchase plan totaled $18.1 million and $14.6 million for the nine months ended September 30, 2013 and 2012, respectively.

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

During the next twelve months, we expect our operations to continue to generate positive cash flow. However, a portion of cash balances may be used to make capital expenditures, repurchase common stock, or make acquisitions. During 2013 and in future years, our ability to make necessary capital investments or strategic acquisitions will depend on our ability to continue to generate sufficient cash flow from operations and to obtain adequate financing if necessary. We believe we have sufficient working capital to fund our future operations with $270.9 million in cash, cash equivalents and short-term investments as of September 30, 2013 together with expected future cash flows from operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available-for-sale, and consequently record them on the condensed consolidated balance sheets at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through September 30, 2013.

Foreign Currency Risk

When we take an order denominated in a foreign currency we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be affected by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, all costs will increase if the local currency strengthens against the dollar. This impact is determined assuming that all foreign currency denominated transactions that occurred for the three and nine months ended September 30, 2013 were recorded using the average foreign currency exchange rates in the three and nine months ended September 30, 2012. We do not use derivative instruments to hedge our foreign currency risk.

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies was 21% and 16% of our total net revenue for the three months ended September 30, 2013 and 2012, respectively, and 22% and 20% of our total net revenue for the nine months ended September 30, 2013 and 2012, respectively.

Costs denominated in foreign currencies were 18% and 15% of our total costs for the three months ended September 30, 2013 and 2012, respectively, and 18% and 20% of our total costs for the nine months ended September 30, 2013 and 2012, respectively.

We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 25% and 18% of our accounts receivable were denominated in foreign currency as of September 30, 2013 and December 31, 2012, respectively.

Similarly, we face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 7% and 8% of our accounts payable were denominated in foreign currencies at September 30, 2013 and December 31, 2012, respectively. All of our debt obligations were denominated in foreign currencies at both September 30, 2013 and December 31, 2012. We have not historically sought to hedge our foreign currency exposure, although we may determine to do so in the future.

There remains ongoing uncertainty regarding the future of the Euro as a common currency and the Eurozone. While we continue to monitor the situation, the elimination of the Euro as a common currency, the withdrawal of member states from the Eurozone or other events affecting the liquidity, volatility or use of the Euro could have a significant effect on our revenue and operations.

Liquidity and Valuation Risk

        Approximately $1.1 million of our investment portfolio was invested in an auction-rate security at both September 30, 2013 and December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal proceedings. Our management currently believes, based on information and facts currently known, that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations and statement of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described in Note 7 of Notes to Condensed Consolidated Financial Statements, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows. For more information regarding certain details of these proceedings, see Note 7 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference into this Item. We have accrued for losses related to litigation described in Note 7 of Notes to Condensed Consolidated Financial Statements

that we consider probable and for which the loss can be reasonably estimated. We make a determination as to when a potential loss is reasonably probable based on relevant accounting literature and then include appropriate disclosure of the contingency. As we continue to monitor litigation matters, whether deemed material as of September 30, 2013 or not, our determination could change, however, and we may decide, at some future date, to establish an appropriate reserve.

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

•
disruption to our business caused by our increased dependence on outside foundries, and the financial instability or insolvency proceedings, and associated litigation, of those foundries in some cases;

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

Slow, uneven economic growth throughout the world, and continued uncertainty regarding macro-economic conditions in Europe and Asia have adversely affected demand for our products. Continued adverse economic conditions, slow global growth, general uncertainty about the global economic recovery and ongoing fiscal and budgetary uncertainty in the United States, including the adverse economic effects of the U.S. government “shutdown” in October 2013 or any future possible shutdowns in early 2014, may continue to adversely affect our business prospects.

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

WE COULD EXPERIENCE DISRUPTION OF OUR BUSINESS DUE TO INCREASED DEPENDENCE ON OUTSIDE FOUNDRIES.

We rely substantially on independent third party foundry manufacturing partners to manufacture products for us. As part of this fab-lite strategy, we have expanded and will continue to expand our foundry relationships by entering into new agreements with third party foundries. If we cannot obtain sufficient capacity commitments, if our foundry partners suffer financial instability, liquidity issues, or insolvency proceedings affecting their ability to manufacture our products, or if our foundry partners experience production delays for other reasons, the supply of our products could be disrupted, which could harm our business. In addition, difficulties in production yields can often occur when transitioning manufacturing processes to a new third party foundry.  If our foundry partners fail to deliver quality products and components on a timely basis, our business could be harmed. For the nine months ended September 30, 2013, we manufactured approximately 51% of our products in our own wafer fabrication facility compared to 57% for the nine months ended September 30, 2012.

We expect over time that an increasing portion of our wafer fabrication will be undertaken by third party foundries.

Our fab-lite strategy exposes us to the following risks:

•	reduced control over delivery schedules and product costs;

•	financial instability, liquidity issues, or insolvency proceedings affecting our foundry partners, and associated litigation;

•	higher than anticipated manufacturing costs;

•	inability of our manufacturing subcontractors to develop manufacturing methods appropriate for our products and their unwillingness to devote adequate capacity to produce our products;

•	possible abandonment of key fabrication processes by our foundry subcontractors for products that are strategically important to us;

•	reduced control over or decline in product quality and reliability;

•	inability to maintain continuing relationships with our foundries;

•	restricted ability to meet customer demand when faced with product shortages or order increases; and

•	increased opportunities for potential misappropriation of our intellectual property.
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

We closely monitor the financial condition of our foundry partners. On April 25, 2013, we received notice that Telefunken Semiconductors GmbH & Co ("TSG"), one of our suppliers, had filed an insolvency proceeding in Germany.  The management, and the court appointed Insolvency Administrator of TSG, have each informed us that TSG is seeking to reorganize under applicable

German bankruptcy law.  We continue to conduct limited business activities with TSG while it attempts to reorganize. We also expect to file claims against TSG under applicable German bankruptcy procedures in respect of pre-filing matters. On June 26, 2013, LFoundry Rousset S.A.S. ("LFR"), one of our suppliers, filed an insolvency declaration in France.  The management, and the court appointed Administrators, of LFR have each informed us that LFR is seeking to reorganize under applicable French bankruptcy law.  We continue to conduct limited business activities with LFR while it attempts to reorganize. We have filed claims against LFR under applicable French bankruptcy procedures in respect of pre-filing matters and are pursuing claims in respect of post-filing matters. We, and several of our subsidiaries, are engaged in litigation with LFR and the Administrators arising out of the LFR insolvency. For a discussion of the issues involved in, and the risks associated with those litigations, see “We are, and may in the future be, engaged in litigation that is costly, time consuming to defend and, if an adverse decision were to occur, could have a harmful effect on our business, results of operations, financial condition or liquidity depending on the outcome”. We believe that we have, or will have, adequate secondary sources for our products if those companies, including TSG and LFR, reduce or entirely discontinue their business activities. Nonetheless, while we do not believe that the insolvency proceedings filed by TSG or LFR, or any other material adverse financial event affecting TSG, LFR or other foundries from which we purchase products, would be likely, under current circumstances, to have a material adverse effect on our business, the financial instability, or a court supervised insolvency process, of any foundry partner does require an investment of significant management time, may require additional changes in operational planning as conditions develop, involve expensive and time consuming litigation, may prevent us from meeting all of our customer demands and could have other unexpected effects on our business.

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

Sales through distributors accounted for 54% and 51% of our net revenue for the three and nine months ended September 30, 2013, respectively, and 51% and 53% of our net revenue for the three and nine months ended September 30, 2012, respectively. We are dependent on our distributors to supplement our direct marketing and sales efforts. Our agreements with independent distributors can generally be terminated for convenience by either party upon relatively short notice. Generally, these agreements are non-exclusive and also permit our distributors to offer and promote our competitors’ products.

If any significant distributor or a substantial number of our distributors terminated their relationship with us, decided to market our competitors’ products in preference to our products, were unable or unwilling to sell our products or were unable to pay us for products sold for any reason, our ability to bring our products to market could be adversely affected, we could have difficulty in collecting outstanding receivable balances, or we could incur other loss of revenue, charges or other adjustments, any of which could have a material adverse effect on our revenue and operating results. In some cases, certain of our distributors in Asia may also have more limited financial resources and constrained balance sheets than distributors in other geographic areas. If these distributors are unable effectively to finance their operations, or to represent our interests effectively because of financial limitations, our business could also be adversely affected.

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

OUR STOCK PRICE MAY BE MORE VOLATILE AS OUR EXPOSURE TO, AND THE PERCENTAGE OF OUR REVENUE DERIVED FROM, THE MOBILE DEVICE AND CONSUMER MARKET SEGMENTS, WHICH TEND TO EXHIBIT MORE DYNAMIC CHANGE THAN INDUSTRIAL OR AUTOMOTIVE MARKETS, CHANGES.

Our exposure to, and the percentage of revenue we derive from, the mobile device and consumer market segments changes over time. To the extent that these segments exhibit greater cyclicality, or change, than the industrial or automotive markets in which we also participate, our stock price may be more volatile. Product life cycles in the mobile device and consumer markets are typically shorter than product life cycles in industrial or automotive markets. Significant change continues to occur in the personal computer market as, for example, tablet devices gain additional market share and as Windows 8, a new operating system developed by Microsoft, continues to see slower than expected adoption rates. Mobile devices, as a further example, may undergo product refreshes on an annual basis or on even shorter time frames in some instances. As a result, our market share in those markets may increase or decrease more frequently than might be the case in other market segments in which we participate. The mobile device segment has also become dominated, to a large extent, by Apple and Samsung; other manufacturers have had difficulty retaining market share in recent years, with some well-known brands, including Nokia and Blackberry, being sold or facing significant financial distress. Those market dynamics necessarily affect our business, and if our products are not used in models sold by the dominant device manufacturers, our financial results may be adversely affected or be subject to greater volatility.

If our market share decreases in the mobile and consumer market segments, our revenue may also decline for a period of time until new devices are launched, or a product refresh occurs, incorporating our products. For those reasons, and due to the short product life cycles in the mobile and consumer oriented markets, our stock price may be more volatile than might be the case if we had less exposure to those sectors or if we focused our investments principally on industrial, automotive and similar markets that generally do not experience the same rapid product change.

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

For hardware, software or technology exported from, or otherwise subject to the jurisdiction of, the United States, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and U.S. economic and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”) and other regulatory agencies. Hardware, software and technology exported from, or otherwise subject to the jurisdiction of, other countries may also be subject to non-U.S. laws and regulations governing international trade and exports. Under these laws and regulations, we are responsible for obtaining all necessary licenses and approvals for exports of hardware, software and technology, as well as the provision of technical assistance. In many cases, a determination of the applicable export control laws and related licensing requirements depends on the design intent, the source and origin of a specific technology, the specific technical contributions made by individuals to that technology, the destination and other matters of an intensely factual nature. We are also required to obtain all necessary export licenses prior to transferring controlled technology or technical data to foreign persons.

In addition, we are required to obtain necessary export licenses prior to the export or re-export of hardware, software or technology to any person or entity identified on the U.S. Department of Commerce's Denied Persons or Entity or Unverified Lists, the U.S. Department of Treasury’s Specially Designated Nationals or Blocked Persons List, or the U.S. Department of State’s Debarred List, or on similar lists in jurisdictions outside the United States. Products for use in certain space, satellite, military, nuclear, chemical/biological weapons, rocket systems or unmanned air vehicle applications may also require export licenses and involve many of the same complexities and risks of non-compliance in the U.S. and elsewhere. Due to U.S. economic and trade sanctions, we do not pursue business activities, directly or indirectly, in countries designated by the U.S. as a state sponsor of terrorism or otherwise subject to a U.S. trade embargo, including, as of the date of this quarterly report on Form 10-Q, Cuba, Syria and Iran.

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

When we take an order denominated in a foreign currency, we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be impacted by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens against the dollar. Conversely, costs will increase if the local currency strengthens against the dollar. Our income from operations would have been approximately $2.1 million lower had the average exchange rate in the three months ended September 30, 2013 remained the same as the average exchange rate in the three months ended September 30, 2012. Our loss from operations would have been approximately $2.0 million higher had the average exchange rate in the nine months ended September 30, 2013 remained the same as the average exchange rate in the nine months ended September 30, 2012.

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

We continue to evaluate existing restructuring accruals related to restructuring plans previously implemented. As a result, there may be additional restructuring charges or reversals or recoveries of previous charges. We may incur additional restructuring and asset impairment charges in connection with additional restructuring plans adopted in the future. Any such restructuring or asset impairment charges recorded in the future could significantly harm our business and operating results. During the nine months ended September 30, 2013, we implemented various cost reduction actions and recorded restructuring charges of $44.4 million related to workforce reductions and $7.1 million related to the impairment in value of our buildings that were no longer in use. As of September 30, 2013, accrued restructuring charges amounted to $34.6 million, and we expect to complete the cash severance payments in respect of those accruals within the next twelve months.

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

There is significant ongoing patent litigation throughout the world involving many of our customers, especially in the mobile device sector. The outcome of these disputes is uncertain. While we may not have a direct involvement in these matters, an adverse outcome that affects the ability of our customers to ship or sell their products could ultimately have an adverse effect on our business. That could happen if these customers reduce their business exposure in the mobile device sector, are prevented from selling their products in certain markets, including in the U.S. through import bans imposed by the International Trade Commission, seek to reduce their cost structures to help fund the payment of unanticipated licensing fees, or are required to take other actions that slow or hinder their market penetration.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.

Net revenue outside the United States accounted for 86% of our net revenue for both the three months ended September 30, 2013 and 2012, respectively, and 86% and 87% for the nine months ended September 30, 2013 and 2012. We expect that revenue derived from international sales will continue to represent a significant portion of net revenue. International sales and operations are subject to a variety of risks, including:

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

We rely on our information technology infrastructure and certain critical information systems for the effective operation of our business. These information systems are subject to damage or interruption from a number of potential sources, including natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, cyber attacks, sabotage, vandalism, or similar events or disruptions. Our security measures or those of our third party service providers may not detect or prevent such security breaches. Any such compromise of our information security could result in the unauthorized publication of our confidential business or proprietary information, the unauthorized release of customer or employee data, or a violation of privacy or other laws, expose us to risk of litigation or damage our reputation. In addition, our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business, which could negatively affect our operating results.

OUR OPERATIONS AND FINANCIAL RESULTS COULD BE HARMED BY BUSINESS INTERRUPTIONS, NATURAL DISASTERS, TERRORIST ACTS OR OTHER EVENTS BEYOND OUR CONTROL.

Our operations are vulnerable to interruption by fire, earthquake, floods and other natural disasters, power loss, public health issues, geopolitical uncertainties, telecommunications failures, terrorist acts and other events beyond our control. Our headquarters, some of our manufacturing facilities, the manufacturing facilities of third-party foundries and some of our major suppliers’ and customers’ facilities are located near major earthquake faults and in potential terrorist target areas. We do not have a comprehensive disaster recovery plan.

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

WE ARE NOT PROTECTED BY LONG-TERM SUPPLY CONTRACTS WITH OUR CUSTOMERS.

We do not typically enter into long-term supply contracts with our customers, and we cannot be certain as to future order levels from our customers. When we do enter into a long-term contract, the contract is generally terminable at the convenience of the customer. In the event of an early termination by one of our major customers, it is unlikely that we would be able to replace that revenue source rapidly, which would harm our financial results.

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

ACCOUNTING FOR OUR PERFORMANCE-BASED RESTRICTED STOCK UNITS IS SUBJECT TO JUDGMENT AND MAY LEAD TO UNPREDICTABLE EXPENSE RECOGNITION. THE IMPLEMENTATION OF THE PLAN UNDER WHICH OUR RESTRICTED STOCK UNITS WERE ISSUED MAY ALSO AFFECT THE DEDUCTIBILITY OF SOME COMPENSATION PAID TO OUR NAMED EXECUTIVE OFFICERS.

We have issued, and may in the future continue to issue, performance-based restricted stock units to eligible employees, entitling those employees to receive restricted stock if they, and we, meet designated performance criteria established by our compensation committee. For example, in May 2011, we adopted the 2011 Incentive Plan, which provides for the grant of restricted stock units to eligible employees. Vesting of restricted stock units granted under the 2011 Incentive Plan is subject to the satisfaction of performance metrics tied to relative revenue growth and operating margin over the designated performance periods. The performance periods for the 2011 Incentive Plan run from January 1, 2011 through December 31, 2013 and consist of three one-year performance periods (calendar years 2011, 2012 and 2013) and a three-year cumulative performance period. We are required to reassess the probability of vesting at each reporting date, and any change in our forecasts may result in an increase or decrease to the expense recognized. As a result and as described in this paragraph, the expense recognition for performance-based restricted stock units could change over time, requiring adjustments to the financial statements to reflect changes in our judgment regarding the probability of achieving the performance goals.

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

WE ARE, AND MAY IN THE FUTURE BE, ENGAGED IN LITIGATION THAT IS COSTLY, TIME CONSUMING TO DEFEND AND, IF AN ADVERSE DECISION WERE TO OCCUR, COULD HAVE A HARMFUL EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION OR LIQUIDITY DEPENDING ON THE OUTCOME.

We are subject to legal proceedings and claims that arise in the ordinary course of business. See Part II, Item 1 of this Quarterly Report on Form 10-Q.  Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, results of operations, financial condition and liquidity.

As discussed under Note 7 of Notes to Condensed Consolidated Financial Statements, and as referred to in Item 1 of Part II above, we are currently engaged, directly and indirectly through our subsidiary Atmel Rousset S.A.S. (“Atmel Rousset”), in two pending litigations in France related to the June 2013 insolvency of the owner of our former manufacturing facility in Rousset, France. Atmel Rousset sold that manufacturing facility, through an arms’ length process, in June 2010. In one case, the judicially-appointed receivers and administrator (the “Administrators”) of LFR, the entity that acquired the Atmel Rousset assets, have sought to extend the LFR insolvency proceedings to include Atmel Rousset and its direct subsidiaries (those subsidiaries consist of another French entity, Atmel Nantes S.A.S., and a small Swedish entity, Atmel Nordic AB, collectively, the “French-Related Entities”). If successful, LFR’s petition could bring the French-Related Entities within the control of the Administrators and our ability to exercise management control over the French-Related Entities could be materially compromised or impaired; the extension of the insolvency proceedings under those circumstances could, therefore, adversely affect our ability to manage our aerospace business unit and, as a consequence, our results of operations.  None of the French-Related Entities directly generates any third party revenue or retains significant cash balances. Each of the French-Related Entities is fully dependent for operational support and its cash flow on payments for services performed by those French-Related Entities for other Company affiliates, and none of the French-Related Entities owns any material capital or intellectual property assets of the Company.  The nature and extent of any potential extension of the insolvency to the French-Related Entities, however, is unclear, with no known comparable legal precedent supporting the extension of insolvency proceedings outside of a controlled or consolidated group of affiliated entities.  Atmel Rousset believes the claims are entirely without precedent, baseless and not credible and has included in its responsive submission a counterclaim against LFR and the Administrators (in their capacity as receivers for LFR) for abuse of process, which it intends to prosecute vigorously. In a second case, LFR and its judicially-appointed receivers have filed an action against the Company and Atmel B.V. (the “Second Suit”) seeking damages of approximately 135 million Euros in connection with the same transaction, as described under “Legal Proceedings - French Insolvency-Related Litigation.” The Company believes the claims in the Second Suit are without merit, specious and defamatory.  The Company intends to defend itself vigorously and expects to file counterclaims and pursue other actions against LFR. Nonetheless, if LFR and its judicially-appointed receivers were successful in their attempt to recover substantial damages against the Company in the Second Suit, payment of those damages, if payment were ever required or if any damages award were ever capable of enforcement, could have a material adverse effect on our results of operations, financial condition and liquidity.

OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY AFFECT OUR CASH POSITION AND OPERATING CAPITAL.

We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The projected benefit obligation totaled $40.6 million at December 31, 2012. The plans are unfunded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.5 million in 2013 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional share-based compensation expense and the recording and later amortization of amounts related to certain purchased intangible assets, any of which could negatively impact our results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our common stock to decline.

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

We are required under GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value of our goodwill may not be recoverable. At September 30, 2013, we had $106.9 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2012 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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

We are subject to continued examination of our income tax returns by the Internal Revenue Service and other foreign and domestic tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. While we believe that the resolution of these audits will not have a material adverse effect on our results of operations, the outcome is subject to significant uncertainties. If we are unable to obtain agreements with the tax authority on the various proposed adjustments, there could be a material adverse effect on our results of operations, cash flows and financial position.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the three months ended September 30, 2013, pursuant to our Stock Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1 - July 31	—	—	—	$98,054,022
August 1 - August 31	4,571,717	$7.52	4,571,717	$63,661,615
September 1 - September 30	—	—	—	$63,661,615
 _________________________________________
(1)Represents the average price paid per share ($) exclusive of commissions.
(2)Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(3)These amounts correspond to a plan announced in August 2010 whereby the Board of Directors authorized the repurchase of up to $200.0 million of our common stock. In May 2011, Atmel’s Board of Directors authorized an additional $300.0 million to our existing repurchase program. In April 2012, Atmel’s Board of Directors authorized an additional $200.0 million to our existing repurchase program. In October 2013, Atmel’s Board of Directors authorized an additional $300.0 million to our existing repurchase program. As of November 3, 2013, the Company had approximately $363.7 million remaining available under its existing stock repurchase program. The repurchase program does not have an expiration date. Shares repurchased under the program have historically been retired, and, in the future, may be retired or retained as treasury shares. Amounts remaining to be purchased are exclusive of commissions.

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

ATMEL CORPORATION (Registrant)

November 5, 2013	/s/ STEVEN LAUB
Steven Laub
President & Chief Executive Officer
(Principal Executive Officer)

November 5, 2013	/s/ STEVE SKAGGS
Steve Skaggs
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

November 5, 2013	/s/ HUGO DE LA TORRE
Hugo De La Torre
Vice President & Chief Accounting Officer
(Principal Accounting Officer)

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