Form 10-K
period 2013-12-31
ATMEL CORP
filed 2014-02-28
CIK 872448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of June 30, 2013, the last business day of the Registrant's most recently completed second fiscal quarter, there were 427,930,699 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ Global Select Market on June 28, 2013 was approximately $3,049,446,834. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On January 31, 2014, the Registrant had 425,452,217 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive proxy statement for the Registrant's 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the Registrant's fiscal year ended December 31, 2013.

PART I
ITEM 1. BUSINESS
FORWARD LOOKING STATEMENTS
You should read the following discussion in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements” and “Financial Statement Schedules" and "Supplementary Financial Data” included in this Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2014 and beyond. Our statements regarding the following matters also fall within the meaning of “forward-looking” statements and should be considered accordingly: the expansion of the market for microcontrollers, revenue for our maXTouch® products, expectations for our XSense® products, our gross margin expectations and trends, anticipated revenue by geographic area and the ongoing transition of our revenue base to Asia, expectations or trends involving our operating expenses, capital expenditures, cash flow and liquidity, our factory utilization rates, the effect and timing of new product introductions, our ability to access independent foundry capacity and the corresponding financial condition and operational performance of those foundry partners, including insolvencies of, and litigation related to European foundry suppliers, the effects of our strategic transactions and restructuring efforts, the estimates we use in respect of the amount and/or timing for expensing unearned share-based compensation and similar estimates related to our performance-based restricted stock units, our expectations regarding tax matters and related tax audits, the outcome of litigation (including intellectual property litigation in which we may be involved or in which our customers may be involved, especially in the mobile device sector) and the effects of exchange rates and our ongoing efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A - Risk Factors, and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “should,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements in this Form 10-K.
BUSINESS
General
We are one of the world’s leading designers, developers and suppliers of microcontrollers, which are self-contained computers-on-a-chip. Microcontrollers are generally less expensive, consume less power and offer enhanced programming capabilities compared to traditional microprocessors. Our microcontrollers and related products are used in many of the world’s leading industrial and automotive electronics, mobile computing and communications devices, including smartphones, tablets, Ultrabooks and personal computers, and other electronics products in which they provide core, embedded functionalities for, among other things, touch and proximity sensing, sensor management, security and encryption, wireless connectivity, lighting and system controls and battery management. We continue to extend our product portfolio through the ongoing development and introduction of additional wireless products that allow devices to communicate and connect with each other, having continued to integrate enhanced wireless capabilities into our product portfolio using technologies such as Zigbee and “Wi-Fi Direct,” that enable the so-called “Internet of Things,” where smart, connected devices and appliances seamlessly share data and information. We also expect these products to proliferate within the quickly evolving “wearables” sector, where our microcontrollers may be used to manage multiple accelerometers or sensors within a device, to communicate information from that device to a gateway, or to track or monitor other activities. We also continue to enable and enhance human computer interaction by leveraging our market leading capacitive touch products, our microcontroller know-how and our significant intellectual property ("IP") portfolio. In addition, we continuously seek new market opportunities that benefit from our corporate and technology strengths, as we did when we launched our XSense product, a new type of proprietary metal mesh technology for touch sensors. To maintain a broad market reach, we also design and sell other semiconductor products that complement our microcontroller business, including nonvolatile memory, radio frequency and mixed-signal components and application specific integrated circuits. Our product portfolio allows us to address a broad range of high growth applications, including, for example, industrial, building and home electronics systems, smart meters used for utility monitoring and billing, commercial, residential and architectural LED-based lighting systems, touch panels used on household and industrial appliances, medical devices, aerospace and military products and systems, and a growing universe of electronic-based automotive systems like keyless ignition and access, engine control, air-bag deployment, and lighting and entertainment systems. We expect the market for microcontrollers to continue to expand over time as tactile, gesture and proximity-based user interfaces become increasingly prevalent, as additional intelligence is built into an ever-growing universe of everyday products for the “Internet of Things” or integrated within “wearable” devices, as industrial and automotive customers accelerate the replacement of mechanical or passive controls in their products, and as power management, authentication, cryptographic, security and similar capabilities become increasingly critical to many industrial, automotive, consumer and medical products.
We have developed an extensive IP portfolio of more than 1,500 U.S. and foreign patents. Our patents, and patent applications, cover important and fundamental microcontroller, capacitive touch and other technologies that support and protect our products.

We were originally incorporated in California in December 1984. In October 1999, we were reincorporated in Delaware. Our principal offices are located at 1600 Technology Drive, San Jose, California 95110, and our telephone number is (408) 441-0311. Our website is located at: www.atmel.com; however, the information in, or that can be accessed through our website is not part of this annual report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, through the “Investors” section of www.atmel.com and we make them available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). The SEC also maintains a website located at www.sec.gov that contains our SEC filings.
Products
We currently organize our business into four reportable operating segments (see Note 14 of Notes to Consolidated Financial Statements for further discussion). Each of those reportable operating segments offers products that compete in one or more of the end markets described below under the caption “Principal Markets and Customers.”

•
Microcontrollers. This segment includes Atmel's maXTouch capacitive touch product families and our general purpose microcontroller and microprocessor families, AVR® 8-bit and 32-bit products, ARM® based products, Atmel's 8051 8-bit products, designated commercial wireless products, including low power radio and SOC products that meet Zigbee and Wi-Fi specifications and optimized products for mobile sensor hub, smart energy, touch button and LED lighting applications. Our new XSense metal mesh touch sensor products are also included in this segment. The Microcontroller segment comprised 65% of our net revenue for the year ended December 31, 2013, compared to 62% of our net revenue for the year ended December 31, 2012.

•
Nonvolatile Memories. This segment includes electrically erasable programmable read-only ("EEPROM") and erasable programmable read-only memory (“EPROM”) devices. In the third quarter of 2012, we sold our Serial Flash product line. The Nonvolatile Memories segment comprised 8% of our net revenue for the year ended December 31, 2013, compared to 12% of our net revenue for the year ended December 31, 2012.

•
Radio Frequency (“RF”) and Automotive. This segment includes automotive electronics, wireless and wired devices for industrial, consumer and automotive applications and foundry services. The RF and Automotive segment comprised 13% of our net revenue for the year ended December 31, 2013, compared to 12% of our net revenue for the year ended December 31, 2012.

•
Application Specific Integrated Circuits (“ASIC”). This segment includes custom application specific integrated circuits designed to meet specialized single-customer requirements for their high performance devices, including products that provide hardware security for embedded digital systems, products with military and aerospace applications and application specific standard products for space applications, power management and secure cryptographic memory products. The ASIC segment comprised 14% of our net revenue for the year ended December 31, 2013, compared to 14% of our net revenue for the year ended December 31, 2012.

Within each reportable operating segment, we offer our customers products and solutions with a range of speed, density, power usage, specialty packaging, security and other features.
Microcontrollers
Our Microcontroller segment offers customers a full range of products to serve the industrial, consumer, security, communications, computing and automotive markets for embedded control and interface solutions. Our product portfolio consists of proprietary and non-proprietary architectures, with four major Flash-based microcontroller families targeted at the high volume embedded control market, including our:

•	Atmel SAM, 32-bit ARM product families;

•	Atmel AVR proprietary 8-bit and 32-bit product families;

•	Atmel 8051 8-bit product families; and

•	Atmel maXTouch and QTouch® product families.
We also offer ARM based microprocessor products that do not have integrated flash memory and both Wi-Fi and Zigbee wireless solutions, which enable personal area networks and direct device-to-device communication and connectivity.

ARM-based Solutions
Our AT91SAM ARM-based products use the industry-standard 32-bit ARM™, ARM9™, ARM5 and ARM Cortex architectures. Those products allow us to offer a range of products with and without embedded nonvolatile memories. Our AT91SAM customers save significant development time using our proprietary integrated development platform known as Atmel Studio, supplemented by broad industry-standard development tools, operating systems (including Linux and Android), protocol stacks and applications.
Our Atmel Cortex M3-based, Cortex M4-based, Cortex M0+-based and ARM7TDMI-based microcontrollers provide a migration path from 8/16-bit microcontroller technology for applications where more system performance and larger on-chip Flash memory is required. These products are optimized for low power consumption and reduced system cost and support our QTouch technology. Selected devices integrate cryptographic accelerators and protection against physical attacks, making them suitable, as an example, for financial transaction applications requiring the highest security levels.
Our SAMA5 ARM A5-based products introduced in 2013 offer high performance embedded processors combined with high levels of integration and optimization for low power and small size that offer advantages in battery powered applications and embedded control systems.
Our SAM9 ARM926-based products are highly-integrated, high-performance 32-bit embedded microprocessors, with complex analog and digital peripherals integrated on the same chip, offering high-speed connectivity, optimal data bandwidth, and rich interface support.
AVR Microcontrollers
Atmel AVR microcontrollers, which incorporate our proprietary technology, combine a code-efficient architecture for “C” and assembly programming with the ability to tune system parameters throughout the product’s entire life cycle. Our AVR microcontrollers, available with both 8-bit and 32-bit processors, are designed to deliver enhanced computing performance at lower power consumption than any competitive products. We also offer a full suite of industry leading development tools and design support, enabling customers to easily and cost-effectively refine and improve their product offering. We have a significant development community that has evolved for our AVR products, with many developers actively collaborating through social networking sites dedicated to supporting our AVR microcontrollers.
Atmel 8051
Our 8051 8-bit microcontroller product offering is based on the standard 8051 CPU and ranges from products containing 2 kilobytes (“Kbytes”) of embedded Flash memory to the largest products offering 128 Kbytes of embedded Flash memory. Our 8051 products address a significant portion of the 8-bit microcontroller market in which customers already have an installed software and application base that uses standard 8051 architecture.
Atmel Wireless Solutions
Atmel wireless solutions are focused on enabling the market for smart connected devices and applications for the “Internet of Things” and “wearables” sectors, supporting industry standard Zigbee and Wi-Fi protocols as well as providing the option of integrations with Atmel microcontroller solutions and development tools.
All our microcontroller product families are supported by Atmel Studio, an online, integrated development platform for developing and debugging embedded processing systems. We believe that our portfolio of AVR and ARM-based products gives us one of the broadest microcontroller portfolios in the market.
Touch Solutions
Through our maXTouch and QTouch products, we are a leading supplier of capacitive sensing solutions enabling touch screens and other touch interfaces for mobile devices, automobiles and other industrial and consumer electronic systems.
Our maXTouch architecture combines touch sensing with sophisticated algorithms, enabling the most advanced touch capabilities on screen sizes ranging from gaming controls, through mobile phones to tablet devices and larger screen computers.
Our QTouch devices are microcontroller-based capacitive sensing solutions designed to enable discrete button, slider and wheel (“BSW”) touch applications. With the flexibility of our microcontroller architecture, a user is able to integrate multiple touch features in a single device such as “proximity sensing” or gesture recognition.

XSense
XSense is a copper-based metal mesh touch sensor, which is manufactured using a proprietary fabrication process. It provides a thinner, flexible and higher performing alternative to existing touch sensors which are predominantly based on Indium Tin Oxide ("ITO”). XSense products are optimal for a wide range of touchscreen products, enabling thinner sensor stacks with superior performance and excellent optical clarity. XSense allows original equipment manufacturers ("OEMs") to develop larger, lighter, sleeker, curved and edgeless designs for smartphones, tablets, Ultrabooks and other touch-enabled products.

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
Radio Frequency (“RF”) and Automotive
Automotive RF
We are a leading supplier of automobile access solutions, which include complete keyless entry products for wireless passive entry/go systems, corresponding ICs for access control unit receivers and transceivers, and components for tire pressure monitoring systems for automobiles. Our innovative immobilizer ICs, which incorporate the widely accepted advanced encryption standard (“AES”), offer enhanced car theft protection.
High Voltage
High voltage ICs are manufactured utilizing mixed signal high voltage technology, providing analog-bipolar, high voltage DMOS power and CMOS logic function on a single chip. Our high voltage ICs withstand and operate at high voltages that can be connected directly to the battery of a car, and focus on intelligent load drivers and local interconnect network in-vehicle networking (“LIN/IVN”). The applications for the load drivers are primarily motor and actuator drivers and smart valve controls. Our LIN/IVN in-vehicle networking products help car makers simplify the wire harness by using the LIN bus, which is rapidly gaining popularity. Many body electronic applications can be connected and controlled via the LIN network bus, including switches, actuators and sensors.

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
Secure Products
Our hardware authentication devices offer a highly secure, hardened solution for reliable authentication of legitimate OEM offerings, storage for confidential information and trusted identification across wired and wireless networks. We produce our CryptoMemory®, CryptoRF® and secure microcontrollers, among other things, for point of sales terminals, to enable authentication of cartridges and other peripherals with host systems.
Field Programmable Gate Arrays (“FPGAs”)
Our foreign subsidiaries offer a family of radiation-hardened FPGAs for space applications that can replace one-time-programmable devices from other vendors. In addition, we offer FPGA-to-ASIC conversions for space and other aerospace applications.
Technology
For nearly 30 years, we have focused our efforts on developing advanced CMOS processes that can be used to manufacture reliable nonvolatile elements for memory and advanced logic integrated circuits. We believe that our experience in single and multiple-layer metal CMOS processing gives us a competitive advantage in developing and delivering high-density, high-speed and low-power memory and logic products.
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
Principal Markets and Customers
Arrow Electronics, Inc., a distributor, and Samsung Electronics Co Ltd. ("Samsung"), an end-customer, each accounted for more than 10% of our revenue for both the years ended December 31, 2013 and 2012. There was no customer that accounted for more than 10% of our revenue for the year ended December 31, 2011. For further discussion see Note 14 of the Notes to the Consolidated Financial Statements.
Industrial
While the industrial electronics market has traditionally been considered a slow growth end-market compared to the communications or computing sectors, the use of digital electronics in industrial applications has continually increased. The demand for energy efficiency and productivity gains in electronic-enabled systems is driving the switch from mechanical to digital solutions for products such as temperature sensors, motor controls, factory lighting, smart energy meters, capacitive touch interface and commercial appliances. We provide microcontrollers, nonvolatile memory, high-voltage and mixed-signal products that are designed to work effectively in harsh environments.
Mobile Devices
Mobile devices, which use our capacitive touchscreen and sensor management technologies, are one of our largest end user markets. We offer solutions for screen sizes ranging from 1.5" to 23.0", thereby allowing us to address the smartphone, tablet, Ultrabook and personal computer, gaming and other developing segments. Product life cycles in these markets tend to be significantly shorter than the life cycle for products in the industrial market, requiring more frequent product refreshes and ongoing reviews and enhancements of feature sets.
We also expect our XSense touch sensor product to enable our customers to enhance the touch experience on their mobile devices. Our XSense touch sensors use copper-based mesh technologies to provide a high-performance alternative to existing touch sensors manufactured using primarily ITO.

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
We also sell BSW products that are used to provide tactile-based user interfaces for many consumer products. Our BSW technology can be found, for example, in many home appliances, such as washing machines, dryers and refrigerators.
Automotive
The automobile market continues to rely more extensively on electronics solutions. For automotive applications, we provide semiconductors used in electronics for passenger comfort and convenience, safety related subsystems such as air-bag drivers, and tire pressure monitors, keyless entry transmitters, capacitive touch interface including touch screens and receivers and in-vehicle infotainment components. With our introduction of high-voltage and high-temperature capable ICs we are broadening our automotive reach to systems and controls in the engine compartment. Virtually all of these are application‑specific mixed signal ICs. Although the automotive industry underwent significant disruption from 2008 to 2011 as a result of the global economic recession and several natural disasters, we believe that this market offers longer-term growth opportunities that will be driven by the ongoing demand for sophisticated automotive electronic systems.
Military and Aerospace
The military and aerospace industries require products that will operate under extreme conditions and are tested to higher standards than commercial products. Through foreign subsidiaries, we offer radiation‑hardened (“Rad-Hard”) products that meet the unique requirements of space and industrial applications. For these applications, our foreign subsidiaries provide Rad-Hard ASICs, FPGAs, SRAM, nonvolatile memories and microcontrollers. We also offer devices designed for aviation and military applications.
Communications, Networking and Telecommunications
We offer a range of products based on the IEEE 802.11 ("Wi-Fi") and 802.15.4 ("Zigbee") wireless protocols that enable instant connectivity between electronic devices. We also offer RF ASICs that are used for two-way pagers, mobile radios, cordless phones, and nonvolatile memory and programmable logic products that are used in the switches, routers, cable modem termination systems and digital subscriber line (“DSL”) access multiplexers, which are used to build internet infrastructure.
Manufacturing
Once we either produce or purchase fabricated wafers, we probe and test the individual circuits on them to identify those that do not function. After probe, we send all of our wafers to one of our independent assembly contractors where they are cut into individual chips and assembled into packages. Most of the finished products are given a final test by the assembly contractors although some are shipped to our test facilities in the Philippines, where we perform final electrical testing and visual inspection before delivery to customers.

The raw materials and equipment we use to produce our integrated circuits are available from several suppliers. We are not dependent upon any single source of supply. However, some materials have been in short supply in the past and lead times on occasion have lengthened, especially during semiconductor expansion cycles.
As of December 31, 2013, we owned and operated one wafer fabrication facility located in Colorado Springs, Colorado. Consistent with our strategic determination made several years ago to maintain lower fixed costs and capital investment requirements, we rely primarily on third-party semiconductor foundry partners for our most advanced manufacturing requirements.
We manufacture our XSense touch sensors in our Colorado Springs, Colorado manufacturing facility, having converted a portion of that facility from wafer manufacturing to XSense production. We purchase base film for XSense from a supplier and apply the sensor circuitry to the film in our facility. The circuitized film is then shipped to touch panel manufacturing companies where it is assembled into touch panel modules ready for further integration into finished system products.
Environmental Compliance
We are subject to a variety of international, federal, state and local governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes.
Increasing public attention has been focused on the environmental impact of semiconductor operations. Although we have not experienced any material adverse effect on our operations from environmental regulations, any changes in such regulations or in their enforcement may impose the need for additional capital equipment or other requirements. If for any reason we fail to control the use of, or to restrict adequately the discharge of, hazardous substances under present or future regulations, we could be subject to substantial liability or our manufacturing operations could be suspended. See Item 1A - Risk Factors.
Marketing and Sales
We generate our revenue by selling our products directly to OEMs and indirectly to OEMs through our network of global distributors. We market our products worldwide to a diverse base of OEMs serving primarily commercial markets. We sell our products to large OEM accounts through our direct sales force, using manufacturers’ representatives or through national and regional distributors. Our agreements with our representatives and distributors are generally terminable by either party on short notice, subject to local laws. Direct sales to OEMs as a percentage of net revenue for the year ended December 31, 2013 were 48%, while sales to distributors were 52% of net revenue.
Our sales outside the U.S. represented 86%, 87% and 86% of net revenue in 2013, 2012 and 2011, respectively. We expect that revenue from our international customers and sales to distributors will continue to represent a significant portion of our net revenue. International sales and sales to distributors are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes, export license requirements, foreign government regulations, and risk of non-payment by distributors. See Item 1A — Risk Factors.
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
For the years ended December 31, 2013, 2012 and 2011, we spent $266.4 million, $251.5 million and $255.7 million, respectively, on research and development. Research and development expenses are charged to operations as incurred. We expect these expenditures to continue to be significant in the future as we continue to invest in new products and new manufacturing process technology.
Competition
We operate in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as Cypress, Freescale, Infineon, Intel, Microchip, NXP Semiconductors, ON Semiconductor, Renesas, Samsung, Silicon Labs, Spansion, STMicroelectronics, Synaptics, and Texas Instruments. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including product speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last three years, we have experienced significant price competition in several business segments, especially in our Nonvolatile Memory segment for EPROM and Serial EEPROM, and in our Microcontroller segment for commodity microcontrollers. We expect continuing competitive pressures in our markets from existing competitors and new entrants, new technology and cyclical demand, which, among other factors, will likely result in continuing pressure to reduce future average selling prices for our products.
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
As of December 31, 2013, we had 1,503 U.S. and foreign patents and 581 published patent applications. These patents and patent applications cover important and fundamental microcontroller, capacitive touch and other technologies that support our product strategy. We operate an internal program to identify patentable developments and we file patent applications wherever necessary to protect our proprietary technologies.
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
Employees
We employed approximately 5,000 employees at both December 31, 2013 and December 31, 2012. Our future success depends in large part on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly highly skilled design, process and test engineers necessary for the manufacture of existing products and the research and development of new products and processes. The competition for such personnel is intense, and the loss of key employees could adversely affect our business.
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
Geographic Areas
In 2013, 14% of our net revenue was derived from customers in the United States, 59% from customers in Asia, 26% from customers in Europe and 1% from the rest of the world. We determine the location of our customers based on the destination to which we ship our products for the benefit of those customers.
As of December 31, 2013, we owned tangible long-lived assets in the United States with a net book value of $104.9 million, in France of $17.2 million, in Germany of $24.2 million, and in the Philippines of $50.5 million. See Note 14 of Notes to Consolidated Financial Statements for further discussion.
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

OUR REVENUE AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS.

Our future operating results will be subject to quarterly variations based upon a variety of factors, many of which are not within our control. As further discussed in this “Risk Factors” section, factors that could affect our operating results include:

•	uncertain global macroeconomic conditions, especially in Europe and Asia, and possible fiscal and budget uncertainties in the United States;

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

•
the increasing complexity and added costs, compliance and otherwise, associated with laws and regulations around the world that affect our businesses and activities, including, for example, trade, export control, “conflict minerals”, foreign corrupt practices, and bribery regulations;

•	the effect of fluctuations in currency exchange rates or continued political and monetary uncertainties within the European Union;

•	the capacity constraints of our independent assembly contractors;

•	restructuring activities and insolvencies affecting former manufacturing facilities;

•	the effect of intellectual property and other litigation on us and our customers, and our ability to protect our intellectual property rights;

•	the highly competitive nature of our markets and our ability to keep pace with technological change;

•	our dependence on international sales and operations;

•	information technology system failures or network disruptions and disruptions caused by our system integration efforts;

•	business interruptions, natural disasters, terrorist acts or similar unforeseen events or circumstances;

•	our ability to maintain relationships with our key customers, the absence of long-term supply contracts with most of our customers, and product liability claims our customers may bring;

•	unanticipated changes to environmental, health and safety regulations or related compliance issues;

•	our dependence on certain key personnel;

•	uneven expense recognition related to our issuance of performance-based restricted stock units or expectations related to cash-based executive incentive plans;

•	the anti-takeover effects of provisions in our certificate of incorporation and bylaws;

•	the unfunded nature of our foreign pension plans;

•	the effect of acquisitions we may undertake, including our ability to effectively integrate acquisitions into our operations;

•	disruptions in the availability of raw materials;

•	limitations on our flexibility in operating our business imposed by restrictions under our revolving credit facility;

•	the complexity of our global legal entity structure, the effect of intercompany loans within this structure, and the occurrence and outcome of income tax audits for these entities; and

•	our receipt of economic grants in various jurisdictions, which may require repayment if we are unable to comply with the terms of such grants.
Any unfavorable changes in any of these factors could harm our operating results and may result in volatility or a decline in our stock price.

UNCERTAIN GLOBAL MACRO-ECONOMIC CONDITIONS, ESPECIALLY IN EUROPE AND ASIA, AND POSSIBLE FISCAL AND BUDGET UNCERTAINTIES IN THE UNITED STATES CONTINUE TO AFFECT OUR BUSINESS.

Slow, uneven economic growth throughout the world, and continued uncertainty regarding macroeconomic conditions in Europe and Asia have adversely affected demand for our products. Continued adverse economic conditions, slow global growth, general uncertainty about the global economic recovery, and the possibility of fiscal and budgetary uncertainty in the United States, may continue to adversely affect our business prospects.

OUR REVOLVING CREDIT FACILITY IS SECURED BY SUBSTANTIALLY ALL OF OUR ASSETS AND MAY LIMIT OUR FLEXIBILITY IN OPERATING OUR BUSINESS. A DEFAULT UNDER THE CREDIT FACILITY COULD SIGNIFICANTLY HARM OUR BUSINESS AND FINANCIAL POSITION.

In December 2013, we entered into a five-year senior secured revolving credit facility for up to $300 million with a group of lenders. Our credit facility is secured by substantially all of our assets. It also imposes restrictions that may limit our ability to engage in certain business activities, including limitations on asset sales, mergers and acquisitions, the incurrence of indebtedness and liens, the making of restricted payments or investments and transactions with affiliates. In addition, the credit facility contains customary financial covenants, including a maximum total-leverage ratio, a maximum senior-secured-leverage ratio, and a minimum fixed-charge-coverage ratio. Our ability to comply with these financial covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control. If we breach any of the covenants under our credit facility and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable, which could result in a foreclosure on the assets securing the credit facility, adversely affect our ability to operate our business or otherwise significantly harm our financial position.

WE DEPEND SUBSTANTIALLY ON THE SUCCESS OF OUR CUSTOMERS' END PRODUCTS, OUR INTRODUCTION OF NEW PRODUCTS INTO THE MARKET, AND OUR ABILITY TO IMPROVE AND IMPLEMENT NEW MANUFACTURING TECHNOLOGIES, REDUCE MANUFACTURING COSTS AND ACHIEVE ACCEPTABLE MANUFACTURING YIELDS OVER TIME.

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

Our operating results have been adversely affected in the past by industry-wide fluctuations in the demand for semiconductors, which resulted in under-utilization of our manufacturing capacity and a related decline in gross margin. Our business may be harmed in the future by cyclical conditions in the semiconductor industry as a whole and by conditions within specific markets served by our products. These fluctuations in demand may also affect inventory write-downs we take or other items in our financial statements. Our inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Determining market value for our inventories involves numerous judgments, estimates and assumptions, including assessing average selling prices and sales volumes for each of our products in future periods. The competitiveness of each product, market conditions and product lifecycles may change over time, resulting in a change in the judgments, estimates and assumptions we apply to establish inventory write-downs. The judgments, estimates and assumptions we apply in evaluating our inventory write-downs, including, for example, shortening or extending the anticipated life of our products, may have a material effect on our financial statements. If we overestimate demand, we may experience excess inventory levels. Inventory adjustments, based on the judgments, estimates and assumptions we make, may affect our results of operations, including our gross margin, in a positive or negative manner, depending on the nature of the adjustment.

A significant portion of our revenue comes from sales to customers supplying consumer markets and from international sales. As a result, our business may be subject to seasonally lower revenue in particular quarters of our fiscal year. The semiconductor industry has also been affected by significant shifts in consumer demand due to economic downturns or other factors, which can exacerbate the cyclicality within the industry and result in further diminished product demand and production over-capacity. We have, in the past, experienced substantial quarter-to-quarter fluctuations in revenue and operating results and expect in the future to continue to experience short-term period-to-period fluctuations in operating results due to general industry and economic conditions.

WE COULD EXPERIENCE DISRUPTION OF OUR BUSINESS DUE TO INCREASED DEPENDENCE ON OUTSIDE FOUNDRIES OR MANUFACTURING DISRUPTIONS AT OUR OWN WAFER FABRICATION FACILITY.

We rely substantially on independent third-party foundry manufacturing partners to manufacture products for us. As part of this fab-lite strategy, we have expanded and will continue to expand our foundry relationships by entering into new agreements with third-party foundries. If we cannot obtain sufficient capacity commitments, if our foundry partners suffer financial instability, liquidity issues, or insolvency proceedings affecting their ability to manufacture our products, or if our foundry partners experience production delays for other reasons, the supply of our products could be disrupted, which could adversely affect our business.

Disruptions at our own wafer manufacturing facility in Colorado Springs, Colorado could also adversely affect our business. For the year ended December 31, 2013, we manufactured approximately 52% of our products in our own wafer fabrication facility compared to 56% for the year ended December 31, 2012. In December 2013, we experienced an incident in the nitrogen plant at that facility, which disrupted manufacturing for several weeks and has affected our ability to fully meet demand in the first half of 2014. Because we still rely on our Colorado facility for a significant percentage of our wafer supply, disruptions, like the kind we experienced in December 2013 or others, could have an adverse affect on our business.

In addition, with respect to the use of external foundries, difficulties in production yields can occur when transitioning manufacturing processes to new third-party foundries. If our foundry partners fail to deliver quality products and components on a timely basis, our business could be harmed.

We expect over time that an increasing portion of our wafer fabrication will be undertaken by third-party foundries.

Our fab-lite strategy exposes us to the following risks:

•	reduced control over delivery schedules and product costs;

•	financial instability, liquidity issues, or insolvency proceedings affecting our foundry partners;

•	manufacturing disruptions at our Colorado Springs wafer fabrication facility or at those of our third-party foundries;

•	higher-than-anticipated manufacturing costs;

•	inability of our manufacturing subcontractors to develop manufacturing methods appropriate for our products and their unwillingness to devote adequate capacity to produce our products;

•	possible abandonment of key fabrication processes by our foundry subcontractors for products that are strategically important to us;

•	reduced control over or decline in product quality and reliability;

•	inability to maintain continuing relationships with our foundries;

•	restricted ability to meet customer demand when faced with product shortages or order increases; and

•	increased opportunities for potential misappropriation of our intellectual property.
If any of the above risks occur, we could experience an interruption in our supply chain, an increase in costs or a reduction in our product quality and reliability, which could delay or decrease our revenue and adversely affect our business.

We attempt to mitigate these risks with a strategy of qualifying multiple foundry subcontractors. However, there can be no guarantee that this or any other strategy will eliminate or significantly reduce these risks. Additionally, since most independent foundries are located in foreign countries, we are subject to risks generally associated with contracting with foreign manufacturers, including currency exchange fluctuations, political and economic instability, trade restrictions, changes in tariff and freight rates, and import and export regulations. Accordingly, we may experience problems maintaining expected timelines and the adequacy or quality of product deliveries, any of which could have a material adverse effect on our results of operations.

We closely monitor the financial condition of our foundry partners. On April 25, 2013, we received notice that Telefunken Semiconductors GmbH & Co ("TSG"), one of our suppliers, had filed an insolvency proceeding in Germany. On December 4, 2013, we received notice that a third party had purchased the business and assets of TSG. We continue to conduct limited business activities with the new owner of TSG, which remains a tenant of our facility. On June 26, 2013, LFoundry Rousset S.A.S. ("LFR"), one of our suppliers, filed an insolvency declaration in France. We have filed claims against LFR under applicable French bankruptcy procedures in respect of pre-filing matters and are pursuing claims in respect of post-filing matters. We, and several of our subsidiaries, are engaged in litigation with LFR and the Administrators arising out of the LFR insolvency. On December 26, 2013, we were informed that LFR had been placed in liquidation and had ceased operations. For a discussion of the issues involved in, and the risks associated with those litigations, see “We are, and may in the future be, engaged in litigation that is costly, time consuming to defend or prosecute and, if an adverse decision were to occur, could have a harmful effect on our business, results of operations, financial condition or liquidity depending on the outcome.” While we do not believe that the liquidation of LFR, the purchase of TSG’s business and assets, or any other material adverse financial event affecting the former TSG, LFR or other foundries from which we purchase products, would be likely, under current circumstances, to have a material adverse effect on our business, the financial instability of, or insolvency proceedings affecting, any foundry partner requires an investment of significant management time, may require additional changes in operational planning as conditions develop, may involve litigation, and could have other unexpected effects on our business.

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

If demand for our products increases significantly, we have no assurances that our third-party foundries will be able to increase their manufacturing capacity to a level that meets our requirements, potentially preventing us from meeting our customer demand and harming our business and customer relationships. Also, even if our independent foundries are able to meet our increased demand, those foundries may decide to charge significantly higher wafer prices to us, which could reduce our gross margin or require us to offset the increased prices by increasing prices to our customers, either of which could harm our business and operating results.

OUR REVENUE IS DEPENDENT TO A LARGE EXTENT ON SELLING TO END CUSTOMERS THROUGH INDEPENDENT DISTRIBUTORS. THESE DISTRIBUTORS MAY HAVE LIMITED FINANCIAL RESOURCES TO CONDUCT THEIR BUSINESS OR TO REPRESENT OUR INTERESTS EFFECTIVELY, AND THEY MAY TERMINATE OR MODIFY THEIR RELATIONSHIPS WITH US IN A MANNER THAT ADVERSELY AFFECTS OUR SALES.

Sales through distributors accounted for 52%, 51% and 57% of our net revenue for the years ended December 31, 2013, 2012 and 2011, respectively. We are dependent on our distributors to supplement our direct marketing and sales efforts. Our agreements with independent distributors can generally be terminated for convenience by either party upon relatively short notice. Generally, these agreements are non-exclusive and also permit our distributors to offer and promote our competitors’ products.

If any significant distributor or a substantial number of our distributors terminated their relationship with us, decided to market our competitors’ products in preference to our products, were unable or unwilling to sell our products, or were unable to pay us for products sold for any reason, our ability to bring our products to market could be adversely affected, we could have difficulty in collecting outstanding receivable balances, or we could incur other loss of revenue, charges or other adjustments, any of which could have a material adverse effect on our revenue and operating results. In some cases, certain of our distributors in Asia may also have more limited financial resources and constrained balance sheets than distributors in other geographic areas. If these distributors are unable effectively to finance their operations, or to represent our interests effectively because of financial limitations, our business could also be adversely affected.

OUR REVENUE REPORTING IS HIGHLY DEPENDENT ON RECEIVING ACCURATE AND TIMELY SELL-THROUGH INFORMATION FROM OUR DISTRIBUTORS. IF WE RECEIVE INACCURATE OR LATE INFORMATION FROM OUR DISTRIBUTORS, OUR FINANCIAL REPORTING COULD BE MISSTATED.

Our revenue reporting is highly dependent on receiving pertinent, accurate and timely data from our distributors. As our distributors resell products, they provide us with periodic data regarding the products sold, including prices, quantities, end customers, and the amount of our products they still have in stock. Because the data set is large and complex, and because there may be errors or delays in the reported data, we may use estimates and apply judgments to reconcile distributors’ reported inventories to their end customer sales transactions. Actual results could vary unfavorably from our estimates, which could affect our operating results and adversely affect our business.

OUR REVENUE REPORTING IS COMPLEX AND DEPENDENT, IN PART, ON OUR MANAGEMENT’S ABILITY TO MAKE JUDGMENTS AND ESTIMATES REGARDING FUTURE CLAIMS FOR RETURNS. IF OUR JUDGMENTS OR ESTIMATES ABOUT THESE MATTERS ARE INCORRECT OR INACCURATE, OUR REVENUE REPORTING COULD BE ADVERSELY AFFECTED.

Our revenue reporting is highly dependent on judgments and estimates that our management is required to make when preparing our financial statements. We currently recognize revenue for our distributors based in the U.S. and Europe in a different manner from the method we use for our distributors based in Asia (excluding Japan).

For sales to certain distributors (primarily based in the U.S. and Europe) with agreements allowing for price protection and product returns, we have not historically had the ability to estimate future claims at the point of shipment, and given that price is not fixed or determinable at that time, revenue is not recognized until the distributor sells the product to its end customer.

For sales to independent distributors in Asia, excluding Japan, we invoice these distributors at full list price upon shipment and issue a rebate, or “credit,” once product has been sold to the end customer and the distributor has met certain reporting requirements. After reviewing the pricing, rebate and quotation-related terms, we concluded that we could reliably estimate future claims; therefore, we recognize revenue at the point of shipment for these Asian distributors, assuming all of the other revenue recognition criteria are met, utilizing amounts invoiced, less estimated future claims. To the extent the percentage of our sales to Asia (excluding Japan) increases, a larger portion of our revenue reporting will be based on this methodology.

If our judgments or estimates are incorrect or inaccurate regarding future claims, our revenue reporting could be adversely affected. In addition, the fact that we recognize revenue differently in the U.S. and Europe than in Asia (excluding Japan) makes the preparation of our financial statements more complicated, and, therefore, potentially more susceptible to inaccuracies over time.

OUR STOCK PRICE MAY BE MORE VOLATILE AS OUR EXPOSURE TO, AND THE PERCENTAGE OF OUR REVENUE DERIVED FROM, THE MOBILE DEVICE AND CONSUMER MARKET SEGMENTS, WHICH TEND TO EXHIBIT MORE DYNAMIC CHANGE THAN INDUSTRIAL OR AUTOMOTIVE MARKETS, CHANGE.

Our exposure to, and the percentage of revenue we derive from, the mobile device and consumer market segments change over time. To the extent that these segments exhibit greater cyclicality, or change, than the industrial or automotive markets in which we also participate, our stock price may be more volatile. Product life cycles in the mobile device and consumer markets are typically shorter than product life cycles in industrial or automotive markets. Significant change continues to occur in the personal computer market as, for example, tablet devices gain additional market share. Mobile devices, as a further example, may undergo product refreshes on an annual basis or on even shorter time frames in some instances. As a result, our market share in those markets may increase or decrease more frequently than might be the case in other market segments in which we participate. The mobile device segment has also become dominated, to a large extent, by Apple and Samsung; other manufacturers have had difficulty retaining market share in recent years, with some well-known brands, including Nokia, Blackberry and HTC, being sold or facing significant financial distress. Those market dynamics necessarily affect our business, and if our products are not used in models sold by the dominant device manufacturers, our financial results may be adversely affected or be subject to greater volatility.

If our market share decreases in the mobile and consumer market segments, our revenue may also decline for a period of time until new devices are launched, or a product refresh occurs, incorporating our products. For those reasons, and due to the shorter product-life cycles generally occurring in the mobile and consumer-oriented markets, our stock price may be more volatile than might be the case if we had less exposure to those sectors or if we focused our investments principally on industrial, automotive and similar markets that generally do not experience the same rapid product change.

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

Our forecasting risks may increase as a result of our fab-lite strategy because we have less control over modifying production schedules with our independent third-party manufacturing partners to match changes in forecasted demand. If we commit to order foundry wafers and cannot cancel or reschedule our commitment without significant costs or cancellation penalties, we may be forced to purchase inventory in excess of demand, which could result in a write-down of inventories and negatively affect our gross margin and results of operations.

Conversely, failure to produce or obtain sufficient wafers for increased demand could cause us to miss revenue opportunities and could affect our customers’ ability to sell products, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations.

OUR INTERNATIONAL SALES AND OPERATIONS ARE SUBJECT TO COMPLEX LAWS RELATING TO TRADE, EXPORT CONTROLS, FOREIGN CORRUPT PRACTICES AND BRIBERY, AMONG MANY OTHER SUBJECTS. ADDED COMPLIANCE COSTS, AND A VIOLATION OF, OR CHANGE IN, THESE LAWS AND REGULTIONS, COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

For hardware, software or technology exported from, or otherwise subject to the jurisdiction of, the U.S., we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and U.S. economic and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”) and other regulatory agencies. Hardware, software and technology exported from, or otherwise subject to the jurisdiction of, other countries may also be subject to non-U.S. laws and regulations governing international trade and exports. Under these laws and regulations, we are responsible for obtaining all necessary licenses and approvals for exports of hardware, software and technology, as well as the provision of technical assistance. In many cases, a determination of the applicable export-control laws and related licensing requirements depends on the design intent, the source and origin of a specific technology, the specific technical contributions made by individuals to that technology, the destination, and other matters of an intensely factual nature. We are also required to obtain all necessary export licenses prior to transferring controlled technology or technical data to foreign persons.

In addition, we are required to obtain necessary export licenses prior to the export or re-export of hardware, software or technology to any person or entity identified on the U.S. Department of Commerce's Denied Persons or Entity or Unverified Lists, the U.S. Department of the Treasury’s Specially Designated Nationals or Blocked Persons List, or the U.S. Department of State’s Debarred List, or on similar lists in jurisdictions outside the United States. Products for use in certain space, satellite, military, nuclear, chemical/biological weapons, rocket systems or unmanned air vehicle applications may also require export licenses and involve many of the same complexities and risks of non-compliance in the U.S. and elsewhere. Due to U.S. economic and trade sanctions, we do not pursue business activities, directly or indirectly, in countries designated by the U.S. as a state sponsor of terrorism or otherwise subject to a U.S. trade embargo, including, as of the date of this Form 10-K, Cuba, Syria and Iran.

We continually seek to enhance our export-compliance program, including ongoing analysis of historical and current product shipments and technology transfers. We also work with, and assist, government officials, when requested, to ensure compliance with applicable export laws and regulations, and we continue to develop additional operational procedures to improve our compliance efforts. However, export laws and regulations are highly complex and vary from jurisdiction to jurisdiction; a determination by U.S. or other governments that we have failed to comply with any export-control laws or trade sanctions, including failure to properly restrict an export to the persons or countries set forth on government restricted-party lists, could result in significant civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenue from certain customers or damages claims from any customers adversely affected by such penalties, and exclusion from participation in U.S. or foreign government contracts. As we review or audit our import and export practices, from time to time, we may discover previously unknown errors in our compliance practices that require corrective actions; these actions could include voluntary disclosures of those matters to appropriate government agencies, discontinuance or suspension of product sales pending a resolution of any reviews, or other adverse interim or final actions. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors, foundries or other third parties. For example, in the past, one of our distributors was added to the U.S. Department of Commerce Entity List, resulting in the termination of our relationship with that distributor. Any one or more of these compliance errors, sanctions or a change in law or regulations could have a material adverse effect on our business, financial condition and results of operations. In addition, proposed rule changes remain pending as of the date of this Form 10-K to modify the classification of certain radiation-hardened semiconductor devices under U.S. export regulations. We monitor closely those types of proposed rules and potential changes as they progress through the regulatory process and seek to assess their likely effect on us.

We are also subject to complex laws that seek to regulate the payment of bribes or other forms of compensation to foreign officials or persons affiliated with companies or organizations in which foreign governments may own an interest or exercise control. The U.S. Foreign Corrupt Practices Act requires U.S. companies to comply with an extensive legal framework to prevent bribery of foreign officials. The laws are complex and require that we closely monitor local practices of our overseas offices and distributors. The United States Department of Justice has recently heightened enforcement of these laws. In addition, other countries continue to implement similar laws that may have extraterritorial effect. The United Kingdom, for example, where we have operations, has enacted the U.K. Bribery Act, which could impose significant oversight obligations on us and could be applicable to our operations outside of the United Kingdom. The costs for complying with these and similar laws may be substantial and could reasonably be expected to require significant management time and focus. Any violation of these or similar laws, intentional or unintentional, could have a material adverse effect on our business, financial condition or results of operations. See also “Compliance With New Regulations Regarding the Use of ‘Conflicts Minerals’ May Force Us to Incur Additional Expenses and Could Limit the Supply and Increase the Cost of Certain Metals Used in Manufacturing Our Products.”

COMPLIANCE WITH NEW REGULATIONS REGARDING THE USE OF "CONFLICT MINERALS" MAY FORCE US TO INCUR ADDITIONAL EXPENSES AND COULD LIMIT THE SUPPLY AND INCREASE THE COST OF CERTAIN METALS USED IN MANUFACTURING OUR PRODUCTS.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use minerals and metals known as “conflict minerals,” in their products, whether or not these products are manufactured by third parties. Conflict minerals are commonly found in metals used in the manufacture of semiconductors and other products we manufacture. Implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we may incur additional costs to comply with these new requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins of these minerals and metals used in our products, which could result in some of our customers electing to disqualify us as a supplier.

The new disclosure rules are scheduled to take effect in May 2014 for the 2013 calendar year and are the subject of ongoing court challenges. It is unclear if these challenges will delay the effectiveness of the new rules.

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

When we take an order denominated in a foreign currency, we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be impacted by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens against the dollar. Conversely, costs will increase if the local currency strengthens against the dollar. Our income from operations would have been approximately $4.0 million lower had the average exchange rate in the year ended December 31, 2013 remained the same as the average exchange rate in the year ended December 31, 2012.

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

Because we conduct business in Europe, we may have additional exposure to currency fluctuations if the Euro is eliminated as a common currency within the Eurozone, or if individual countries determine to stop using that currency. In any of those events, we would have to address exchange rate and conversion issues affecting the Euros we then held and the payments that we expected to receive, or to make, in Euros. There is no certainty regarding the potential economic effect of these Euro currency risks, nor is there any certainty regarding the effect on payment terms included within outstanding sales contracts if the Euro were eliminated or not accepted in some countries as legal tender. Because of those uncertainties, we are not able to assess fully, as of the date of this Form 10-K, the potential effect on our business or financial condition if the Eurozone were to disband, if a member state determined to substitute a new currency for the Euro within its borders, or if the Euro became generally less accepted as a global currency.

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
In addition, independent contractors could stop, suspend or delay the assembly, packaging or testing of our products for unforeseen reasons. Moreover, because most of our independent assembly contractors are located in foreign countries, we are subject to certain risks generally associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions, including export controls, and changes in tariff and freight rates. Accordingly, we may experience problems with the time, adequacy or quality of product deliveries, any of which could have a material adverse effect on our results of operations.

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

We continue to evaluate existing restructuring accruals related to restructuring plans previously implemented. As a result, there may be additional restructuring charges or reversals or recoveries of previous charges. We may incur additional restructuring and asset impairment charges in connection with additional restructuring plans adopted in the future. Any such restructuring or asset impairment charges recorded in the future could significantly harm our business and operating results. During 2013, we implemented various cost reduction actions and recorded restructuring charges of $50.0 million related mainly to workforce reductions. As of December 31, 2013, accrued restructuring charges amounted to $25.4 million, and we expect to complete the cash severance payments in respect of those accruals within the next twelve months.

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

WE MAY, DIRECTLY AND INDIRECTLY, FACE THIRD-PARTY INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT COULD BE COSTLY TO DEFEND, DISTRACT OUR MANAGEMENT TEAM AND EMPLOYEES, AND RESULT IN LOSS OF SIGNIFICANT RIGHTS.

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

We have in the past been involved in intellectual property infringement lawsuits, which, because of the significant expense associated with the defense of those types of lawsuits, adversely affected our operating results. In addition to patent infringement lawsuits in which we may be directly involved and named as a defendant, we also may assist our customers, in many cases at our own cost, in defending intellectual property lawsuits involving technologies that are combined with our technologies. See Part I, Item 3 of this Form 10-K. The cost of defending against intellectual property lawsuits, responding to subpoenas, preparing our employees to testify, or assisting our customers in defending against such lawsuits, in terms of management time and attention, legal fees and product delays, can be substantial. If such infringement lawsuits are successful, we may be prohibited from using the technologies at issue in the lawsuits, and if we are unable to obtain a license on acceptable terms, license a substitute technology or design new technology to avoid infringement, our business and operating results may be significantly harmed.

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

SIGNIFICANT PATENT LITIGATION IN THE MOBILE-DEVICE SECTOR MAY ADVERSELY AFFECT SOME OF OUR CUSTOMERS. UNFAVORABLE OUTCOMES IN SUCH PATENT LITIGATION COULD AFFECT OUR CUSTOMERS’ ABILITY TO SELL THEIR PRODUCTS AND, AS A RESULT, COULD ULTIMATELY AFFECT THEIR ABILITY TO PURCHASE OUR PRODUCTS IF THEIR MOBILE DEVICE BUSINESS DECLINES.

 There is significant ongoing patent litigation throughout the world involving many of our customers, especially in the mobile-device sector. The outcome of these disputes is uncertain. While we may not have a direct involvement in these matters, an adverse outcome that affects the ability of our customers to ship or sell their products could ultimately have an adverse effect on our business. That could happen if these customers reduce their business exposure in the mobile-device sector, are prevented from selling their products in certain markets, including in the U.S. through import bans imposed by the International Trade Commission, seek to reduce their cost structures to help fund the payment of unanticipated licensing fees, or are required to take other actions that slow or hinder their market penetration.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.

Our revenue outside the United States accounted for 86%, 87% and 86% of our net revenue for the years ended December 31, 2013, 2012 and 2011, respectively. We expect that revenue derived from international sales will continue to represent a significant portion of net revenue. International sales and operations are subject to a variety of risks, including:

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

WE MAY BE SUBJECT TO INFORMATION TECHNOLOGY SYSTEM FAILURES, NETWORK DISRUPTIONS OR OTHER SECURITY RISKS, INCLUDING CYBER-ATTACKS, THAT COULD DAMAGE OUR BUSINESS OPERATIONS, FINANCIAL CONDITION OR REPUTATION. MANAGING THESE RISKS MAY ALSO REQUIRE ADDITIONAL EXPENDITURES AND INCREASED OPERATING COSTS.

We rely on our information technology, or IT infrastructure and certain critical information systems for the effective operation of our business, including the reporting of our financial results. These IT systems may be subject to damage or interruption from a number of potential sources, including natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, cyber attacks, sabotage, vandalism, or similar events or disruptions. In addition, our IT infrastructure continues to evolve as we review and introduce new systems to share and store data and communicate internally and externally, including “cloud-based” systems and social networking technologies. While we believe that this type of IT evolution can enhance our operational and business efficiencies, we may not be able to adapt our business practices and internal security controls quickly enough to address all of the risks, known and unknown, that these changes create.

Technology companies also continue to face increased global security threats. Hackers may develop and deploy viruses, worms, and other malicious software programs that attack our products or seek to gain access to our networks and proprietary information. We may be required to allocate significant resources, financial and otherwise, to the oversight of these threats and the implementation of effective countermeasures, which could increase our operating expenses.

Our inability to use or access our IT systems at critical points in time could unfavorably affect our business. These disruptions, for example, could adversely affect our ability to access critical business applications, coordinate product development and testing, ship or distribute products, or timely report our financial results. Breaches of our IT system by unauthorized parties could also result in the theft or misuse of our intellectual property, the unauthorized release of customer or employee data, or a violation of privacy or other laws that may lead to significant reputation or other damage to our business.

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

In the event of a major earthquake, other natural or manmade disaster or terrorist act, we could experience loss of life of our employees, destruction of facilities or other business interruptions. The operations of our suppliers could also be affected by natural disasters and other disruptions, which could cause shortages and price increases in various essential materials. We use third-party freight firms for nearly all our shipments from vendors and our manufacturing facilities and for shipments to customers of our final product. We maintain property and business interruption insurance, but there is no guarantee that such insurance will be available or adequate to protect against all costs associated with such disasters and disruptions.

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

 We are subject to a variety of environmental laws and regulations in each of the jurisdictions in which we operate governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination, and employee health and safety. We could incur significant costs as a result of any failure by us to comply with, or any liability we may incur under, environmental, health, and safety laws and regulations, including the limitation or suspension of production, monetary fines or civil or criminal sanctions, clean-up costs or other future liabilities in excess of our reserves. We are also subject to laws and regulations governing the recycling of our products, the materials that may be included in our products, and our obligation to dispose of our products at the end of their useful lives. For example, the European Directive 2002/95/EC on restriction of hazardous substances (RoHS Directive) bans the placing on the European Union market of new electrical and electronic equipment containing more than specified levels of lead and other hazardous compounds. As more countries enact requirements like the RoHS Directive, and as exemptions are phased out, we could incur substantial additional costs to convert the remainder of our portfolio to comply with such requirements, conduct required research and development, alter manufacturing processes, or adjust supply-chain management. Such changes could also result in significant inventory obsolescence. In addition, compliance with environmental, health and safety requirements could restrict our ability to expand our facilities or require us to acquire costly pollution-control equipment, incur other significant expenses or modify our manufacturing processes. We also are subject to cleanup obligations at properties that we currently own or at facilities that we may have owned in the past or at which we conducted operations. In the event of the discovery of new or previously unknown contamination, additional requirements with respect to existing contamination, or the imposition of other cleanup obligations at these or other sites for which we are responsible, we may be required to take remedial or other measures that could have a material adverse effect on our business, financial condition and results of operations.

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

ACCOUNTING FOR OUR PERFORMANCE-BASED RESTRICTED STOCK UNITS IS SUBJECT TO JUDGMENT AND MAY LEAD TO UNPREDICTABLE SHARE-BASED EXPENSE RECOGNITION. THE IMPLEMENTATION PLANS UNDER WHICH OUR PERFORMANCE-BASED RESTRICTED STOCK UNITS ARE ISSUED MAY ALSO AFFECT THE DEDUCTIBILITY OF SOME COMPENSATION PAID TO OUR NAMED EXECUTIVE OFFICERS.

We have issued, and may in the future continue to issue, performance-based restricted stock units to eligible employees, entitling those employees to receive restricted stock if they, and we, meet designated performance criteria established by our compensation committee. We are required to reassess the probability of vesting at each reporting date under any performance-based incentive plan, and any change in our forecasts may result in an increase or decrease to the expense recognized. As a result and as described in this paragraph, the expense recognition for performance-based restricted stock units could change over time, requiring adjustments to the financial statements to reflect changes in our judgment regarding the probability of achieving the performance goals. We recognize the share-based compensation expense for performance-based restricted stock units when we believe it is probable that we will achieve the specified performance criteria. If the performance goals are not achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed. The fair value of each award is recognized over the service period and is reduced for estimated forfeitures.

For example, in May 2011, we adopted the 2011 Long-Term Performance-Based Incentive Plan (the "2011 Plan"), which provided for the grant of restricted stock units to eligible employees. The performance period under our 2011 Plan ended on December 31, 2013. We published our preliminary financial results for 2013 in a press release that we issued prior to the filing of this Form 10-K. Since the issuance of that press release, information became available that allowed us to make a final determination of performance achievement under the 2011 Plan. As a result, financial results reported in this Form 10-K reflect those actual determinations, which differ from estimates reflected in preliminary results. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion. These types of judgments, inherent in performance-based stock plans, may result in changes to share-based compensation expense recognition from time to time. Following the end of our 2011 Plan, we recently adopted a new 2014 Long-Term Performance-Based Incentive Plan (the "2014 Plan") with effect in 2014. Our 2014 Plan is subject to the same judgments and unpredictable expense recognition as our now ended 2011 Plan.

The implementation of our performance-based incentive plans may also affect our ability to receive federal income tax deductions for compensation in excess of $1.0 million paid, during any fiscal year, to our named executive officers. To the extent that aspects of performance-based compensation plans such as the ones we have typically adopted are adjusted in the discretion of the compensation committee, the exercise of that discretion, notwithstanding that it is expressly permitted by the terms of a plan, may result in plan compensation awarded to named executive officers not being deductible. Our compensation committee has retained the discretion to implement our performance-based incentive plans, including our now-ended 2011 Plan and our newly adopted 2014 Plan, notwithstanding any potential loss of deductibility, in the manner that it believes most effectively achieves the objectives of our compensation philosophies.

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

WE ARE, AND MAY IN THE FUTURE BE, ENGAGED IN LITIGATION THAT IS COSTLY, TIME CONSUMING TO DEFEND OR PROSECUTE AND, IF AN ADVERSE DECISION WERE TO OCCUR, COULD HAVE A HARMFUL EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION OR LIQUIDITY DEPENDING ON THE OUTCOME.

We are subject to legal proceedings and claims that arise in the ordinary course of business. See Part I, Item 3 of this Form 10-K. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, results of operations, financial condition and liquidity.

As discussed under Note 11 of Notes to Condensed Consolidated Financial Statements, and as referred to in Item 3 of Part I below, we are currently engaged, directly and indirectly through our subsidiaries Atmel Rousset S.A.S. (“Atmel Rousset”) and Atmel B.V., in two pending litigations in France related to the June 2013 insolvency of the owner of our former manufacturing facility in Rousset, France. Atmel Rousset sold that manufacturing facility, through an arms’-length process, in June 2010. In one case, the judicially-appointed receivers and administrator (the “Administrators”) of LFoundry Rousset S.A.S. ("LFR"), the entity that acquired the Atmel Rousset assets, sought to extend the LFR insolvency proceedings to include Atmel Rousset and its direct subsidiaries (those subsidiaries consist of another French entity, Atmel Nantes S.A.S., and a small Swedish entity, Atmel Nordic AB, collectively, the “French-Related Entities”). On February 12, 2014, the Commercial Court of Paris rejected the Administrators’ extension petition in its entirety. In a second case, LFR and its judicially-appointed receivers filed an action against the Company and Atmel B.V. (the “Second Suit”) seeking damages of approximately 135 million Euros in connection with the same transaction, as described under “Legal Proceedings - French Insolvency-Related Litigation - LFoundry and Atmel Corporation, et al.” We believe the claims in the Second Suit are without merit, specious and defamatory, and included in our responsive submission a counterclaim against LFR and the receivers for abuse of process, which we intend to prosecute vigorously. Nonetheless, if LFR and its judicially-appointed receivers were successful in their attempt to recover substantial damages against us in the Second Suit, payment of those damages, if payment were ever required or if any damages award were ever capable of enforcement, could have a material adverse effect on our results of operations, financial condition and liquidity. On December 26, 2013, LFR suspended operations and commenced a judicially-supervised liquidation. It is not yet clear what impact, if any, LFR’s liquidation will have on the French insolvency-related litigation.

OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY AFFECT OUR CASH POSITION AND OPERATING CAPITAL.

We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The projected benefit obligation totaled $38.9 million at December 31, 2013 and $40.6 million at December 31, 2012. The plans are unfunded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.5 million in 2014 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional share-based compensation expense and the recording and later amortization of amounts related to certain purchased intangible assets, any of which could adversely affect our results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our common stock to decline.

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

We are required under GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value of our goodwill may not be recoverable. At December 31, 2013, we had $108.2 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2013 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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

CHANGES IN OUR INCOME TAX POSITIONS OR ADVERSE OUTCOMES RESULTING FROM ONGOING OR FUTURE TAX AUDITS, IN THE U.S. OR FOREIGN JURISDICTIONS, COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Income tax provisions are subject to significant judgment and estimates and may require material modification as new information is obtained regarding our tax positions, as our business performance changes, or as tax laws, regulations, treaties and interpretations in the U.S. or other jurisdictions change. Our provision for income taxes is subject to volatility and could be adversely affected by many factors including: earnings being lower than anticipated in countries where we operate that have lower tax rates and higher than anticipated in countries that have higher tax rates; changes in the valuation of our deferred tax assets and liabilities; expiration of or lapses in R&D tax credits or similar laws; expiration of or lapses in tax incentives; transfer pricing adjustments, including the effect of intercompany acquisitions under cost sharing arrangements; the legal structure of our foreign subsidiaries and changes to that structure; tax effects of nondeductible compensation; tax costs related to intercompany realignments; changes in accounting principles; or changes in tax laws and regulations, treaties, or interpretations, including possible changes to the taxation of earnings, or the deductibility of expenses (including expenses attributable to foreign income), of our foreign subsidiaries or foreign tax credit rules. If any of these circumstances were to arise, the initial judgments or estimates we use to prepare our financial statements may require adjustment, which could, if material, negatively affect our results of operations and financial condition. For example, the Organization for Economic Co-operation and Development, an international association of 34 countries including the United States, is contemplating changes to numerous long-standing tax principles. These contemplated changes, if finalized and adopted by countries in which we operate, will increase tax uncertainty and may adversely affect our provision for income taxes.

We are also subject to continued examination of our income tax returns by the Internal Revenue Service and other foreign and domestic tax authorities and typically have a number of open audits under way at any time. See "Note 12 - Income Taxes." We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. While we believe that the resolution of these audits will not have a material adverse effect on our results of operations, the outcome is subject to significant uncertainties. If we are unable to obtain agreements with the tax authority on the various proposed adjustments, there could be a material adverse effect on our results of operations, cash flows and financial position.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
At December 31, 2013, we owned the following facilities:

Number of Buildings	Location	Total Square Feet	Use
6	Colorado Springs, Colorado	603,000	Wafer fabrication, research and development, marketing, product design, final product testing.
4	Heilbronn, Germany	778,000	Research and development, marketing and product design. Primarily leased to other semiconductor companies.
2	Calamba City, Philippines	338,000	Probe operations and final product testing.
5	Rousset, France	815,000	Research and development, marketing and product design. Primarily leased to another semiconductor company.
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

ITEM 3. LEGAL PROCEEDINGS

We are party to various legal proceedings. Our management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations and statements of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described in Note 11 of Notes to Consolidated Financial Statements, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows. For more information regarding certain of these proceedings, see Note 11 of Notes to Consolidated Financial Statements, which is incorporated by reference into this Item. We accrue for losses related to litigation that we consider probable and for which the loss can be reasonably estimated. In the event that a loss cannot be reasonably estimated, we do not accrue for such losses. As we continue to monitor these matters or other matters that were not deemed material as of December 31, 2013, our determination could change, however, and we may decide, at some future date, to establish an appropriate reserve. With respect to each of the matters described in Note 11 of Notes to Consolidated Financial Statements, except where noted otherwise, management has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at December 31, 2013. Our management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. Except as otherwise noted in Note 11 of Notes to Consolidated Financial Statements, our management does not believe that the amount of loss or a range of possible losses is reasonably estimable.

French Insolvency-Related Litigation - LFoundry and Atmel Rousset. In June 2010, our French subsidiary, Atmel Rousset S.A.S. (“Atmel Rousset”), sold its wafer manufacturing facility in Rousset, France to LFoundry GmbH (“LF”). In connection with this transaction, Atmel Rousset also executed, among other agreements, a take-or-pay supply agreement (the “Supply Agreement”) requiring Atmel Rousset or its affiliates to purchase wafers from LF’s subsidiary, LFR, which operates the facility; Atmel Rousset’s commitment under that Supply Agreement was fully satisfied in mid-2013. On June 26, 2013, LFR filed an insolvency declaration with the Commercial Court of Paris (the “Paris Court”). Two months later, on August 22, 2013, Atmel Rousset received a petition through which LFR, by its judicially-appointed receivers and administrator (collectively, “Administrator”), sought to extend the bankruptcy proceedings to include Atmel Rousset. On February 12, 2014, the Paris Court rejected the Administrator’s petition in its entirety.
French Insolvency-Related Litigation - LFoundry and Atmel Corporation, et al. On June 26, 2013, LFR filed an insolvency declaration with the Paris Court, as described above under “Legal Proceedings - French Insolvency-Related Litigation - LFoundry and Atmel Rousset.” On September 6, 2013, LFR’s judicially-appointed receivers submitted a further petition to the Paris Court seeking to hold the Company and its subsidiary Atmel B.V. jointly and severally liable to LFR for damages in the approximate amount of 135 million Euros. LFR alleges that we and Atmel B.V. defrauded LFR (x) in connection with Atmel Rousset’s 2010 sale of its manufacturing facility to LF, the German parent of LFR, and (y) through their business conduct with LFR after the sale. The Company and Atmel B.V. consider LFR’s claims specious, defamatory and devoid of merit for at least the following reasons: (a) neither was a party to the sale transaction or the supply agreement executed in conjunction with the transaction; (b) the sale transaction, when consummated in 2010, fully complied with all applicable French laws; (c) the assets transferred by Atmel Rousset to LFR had a net value at the time of sale in excess of 80 million Euros, as confirmed, prior to the sale, by an independent auditor appointed by the Paris Court; (d) LFR assumed no debt in connection with the transaction; (e) LF was, at the time of the transaction, a financially stable and experienced foundry operator; (f) Atmel Rousset’s Workers’ Council (representing all Atmel Rousset employees prior to the sale), after receiving detailed information about LF and the transaction, and the analysis of its own independent financial expert, unanimously approved the transaction; (g) Atmel Rousset (or its affiliates) fully satisfied its commitment to purchase wafers from LFR, as acknowledged by LFR, by mid-2013; (h) in the three years after the sale, LFR received from Atmel Rousset (or present and past affiliates) payments for wafers and other services aggregating more than $400 million; and (i) any failure by LFR to diversify its revenue stream or reduce its dependence on Atmel Rousset over the course of three years resulted solely from ineffectual LFR management. The Company and Atmel B.V. intend to defend themselves vigorously in this matter, and included in their responsive submission a counterclaim against the receivers for abuse of process. On December 26, 2013, LFR suspended operations and commenced a judicially-supervised liquidation. It is not yet clear what impact, if any, LFR’s liquidation will have on this litigation.

From time to time, we are notified of claims that our products may infringe patents, or other intellectual property, owned by other parties. We periodically receive demands for indemnification from our customers with respect to intellectual property matters. We also periodically receive claims relating to the quality of our products, including claims for additional labor costs, costs for replacing defective parts, reimbursement to customers for damages incurred in correcting defective products, costs for product recalls or other damages. Receipt of these claims and requests occurs in the ordinary course of our business, and we respond based on the specific circumstances of each event. We undertake an accrual for losses relating to those types of claims when we consider those losses “probable” and when a reasonable estimate of loss can be determined.
ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market's Global Select Market under the symbol "ATML." The last reported price for our stock on January 31, 2014 was $8.36 per share. The following table presents the high and low sales prices per share for our common stock as quoted on The NASDAQ Global Select Market for the periods indicated.

	High	Low
Year ended December 31, 2012:
First Quarter	$10.73	$8.26
Second Quarter	$9.72	$6.21
Third Quarter	$6.77	$5.26
Fourth Quarter	$6.55	$4.44
Year ended December 31, 2013:
First Quarter	$7.28	$6.13
Second Quarter	$8.20	$6.07
Third Quarter	$8.03	$7.13
Fourth Quarter	$7.83	$6.58
As of January 31, 2014, there were approximately 1,336 stockholders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
We have never paid cash dividends on our common stock, and we currently have no plans to pay cash dividends in the future.
There were no sales of unregistered securities in fiscal 2013.
The following table provides information about the repurchase of our common stock during the three months ended December 31, 2013, pursuant to our Stock Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1 - October 31	—	—	—	$363,661,615
November 1 - November 30	2,210,781	$7.29	2,210,781	$347,554,944
December 1 - December 31	1,078,360	$7.51	1,078,360	$339,455,570
 _________________________________________
(1)Represents the average price paid per share ($) exclusive of commissions.
(2)Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.
(3)These amounts correspond to a plan announced in August 2010 whereby the Board of Directors authorized the repurchase of up to $200.0 million of our common stock. In May 2011, Atmel’s Board of Directors authorized an additional $300.0 million to our existing repurchase program. In April 2012, Atmel’s Board of Directors authorized an additional $200.0 million to our existing repurchase program. In October 2013, Atmel’s Board of Directors authorized an additional $300.0 million to our existing repurchase program. The repurchase program does not have an expiration date. Shares repurchased under the program may be retired or retained as treasury shares. Amounts remaining to be purchased are exclusive of commissions.

ITEM 6. SELECTED FINANCIAL DATA
The following tables include selected summary financial data for each of our last five years. This data is not necessarily indicative of results of future operations and should be read in conjunction with Item 8 - Financial Statements and Supplementary Data and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. The consolidated statement of operations data for 2013, 2012, and 2011 and the consolidated balance sheet data for 2013 and 2012 are derived from our audited financial statements that are included in this Form 10-K. The consolidated statement of operations data for 2010 and 2009 and the consolidated balance sheet data for 2011, 2010 and 2009 are derived from our audited consolidated financial statements that are not included in this Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except for per share data)
Net revenue	$1,386,447	$1,432,110	$1,803,053	$1,644,060	$1,217,345
Cost of revenue	$812,822	$830,791	$894,820	$915,876	$804,338
Income (loss) from operations before income taxes(1)(3)(4)	$(513)	$42,238	$381,190	$116,352	$(136,039)
Net income (loss)	$(22,055)	$30,445	$314,990	$423,075	$(109,498)
Basic net income (loss) per share:
Net income (loss) per share	$(0.05)	$0.07	$0.69	$0.92	$(0.24)
Weighted-average shares used in basic net income (loss) per share calculations	427,460	433,017	455,629	458,482	451,755
Diluted net income (loss) per share:
Net income (loss) per share	$(0.05)	$0.07	$0.68	$0.90	$(0.24)
Weighted-average shares used in diluted net income (loss) per share calculations	427,460	437,582	462,673	469,580	451,755

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cash and cash equivalents	$276,881	$293,370	$329,431	$501,455	$437,509
Cash and cash equivalents and short-term investments	$279,062	$296,057	$332,510	$521,029	$476,140
Fixed assets, net (2)	$184,983	$221,044	$257,070	$260,124	$203,219
Total assets	$1,352,526	$1,433,533	$1,526,598	$1,650,042	$1,392,842
Long-term debt and capital leases less current portion	$7,010	$5,602	$4,599	$3,976	$9,464
Stockholders’ equity	$937,927	$996,638	$1,082,444	$1,053,056	$764,407

(1)
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

(2)
Fixed assets, net was reduced as of December 31, 2013, 2010 and 2009 as a result of the asset impairment charges of $7.5 million, $11.9 million and $79.8 million for the years then ended, respectively. We reclassified $83.2 million in fixed assets to assets held for sale as of December 31, 2009 relating to our fabrication facilities in Rousset, France.

(3)
We recorded pre-tax, share-based compensation expense of $43.1 million, $72.4 million, $68.1 million, $60.5 million and $30.1 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 respectively, excluding acquisition-related stock compensation expenses.

(4)	We recorded $5.5 million, $7.4 million, $5.4 million, $1.6 million and $16.3 million in acquisition-related charges for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements” and “Financial Statement Schedules" and "Supplementary Financial Data” included in this Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2014 and beyond. Our statements regarding the following matters also fall within the meaning of “forward-looking” statements and should be considered accordingly: the expansion of the market for microcontrollers, revenue for our maXTouch® products, expectations for our XSense® products, our gross margin expectations and trends, anticipated revenue by geographic area and the ongoing transition of our revenue base to Asia, expectations or trends involving our operating expenses, capital expenditures, cash flow and liquidity, our factory utilization rates, the effect and timing of new product introductions, our ability to access independent foundry capacity and the corresponding financial condition and operational performance of those foundry partners, including insolvencies of, and litigation related to European foundry suppliers, the effects of our strategic transactions and restructuring efforts, the estimates we use in respect of the amount and/or timing for expensing unearned share-based compensation and similar estimates related to our performance-based restricted stock units, our expectations regarding tax matters and related tax audits, the outcome of litigation (including intellectual property litigation in which we may be involved or in which our customers may be involved, especially in the mobile device sector) and the effects of exchange rates and our ongoing efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A - Risk Factors, and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “should,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements in this Form 10-K.
On February 5, 2014, we issued a press release announcing our preliminary financial results for the fourth quarter and full year ended December 31, 2013. In the press release, we reported a net income (loss) of $4.5 million and $ (24.8) million for the three months and year ended December, 31, 2013, respectively. Those preliminary results reflected our estimate of share-based compensation expense related to our 2011 Plan, which ended on December 31, 2013. Since the issuance of that press release and prior to the date of this Form 10-K, information became available that allowed us to make a final determination of performance achievement under the 2011 Plan. This final determination resulted in a non-cash adjustment to preliminary results of approximately $2.7 million, reducing total share-based compensation expense from the estimate reflected in our February 5, 2014 press release.

The following table presents a reconciliation of the preliminary net income (loss) and net income (loss) per share announced in our press release on February 5, 2014 to the final results reported in this Form 10-K:

	Three Months Ended December 31, 2013	Twelve Months Ended December 31, 2013
	(in thousands, except for per share data)
Net income (loss) announced on February 5, 2014	$4,512	$(24,753)
Adjustment:
Performance-based equity compensation	2,698	2,698
Net income (loss) reported in Form 10-K	$7,210	$(22,055)

Net income (loss) per share:
Basic - announced on February 5, 2014	$0.01	$(0.06)
Basic - reported in Form 10-K	$0.02	$(0.05)
Diluted - announced on February 5, 2014	$0.01	$(0.06)
Diluted - reported in Form 10-K	$0.02	$(0.05)

OVERVIEW

     We are one of the world’s leading designers, developers and suppliers of microcontrollers, which are self-contained computers-on-a-chip. Microcontrollers are generally less expensive, consume less power and offer enhanced programming capabilities compared to traditional microprocessors. Our microcontrollers and related products are used in many of the world’s leading industrial and automotive electronics, mobile computing and communications devices, including smartphones, tablets, Ultrabooks and personal computers, and other electronics products in which they provide core, embedded functionalities for, among other things, touch and proximity sensing, sensor management, security and encryption, wireless connectivity, lighting and system controls and battery management. We continue to extend our product portfolio through the ongoing development and introduction of additional wireless products that allow devices to communicate and connect with each other, having continued to integrate enhanced wireless capabilities into our product portfolio using technologies such as Zigbee and “Wi-Fi Direct,” that enable the so-called “Internet of Things,” where smart, connected devices and appliances seamlessly share data and information. We also expect these products to proliferate within the quickly evolving “wearables” sector, where our microcontrollers may be used to manage multiple accelerometers or sensors within a device, to communicate information from that device to a gateway, or to track or monitor other activities. We also continue to enable and enhance human computer interaction by leveraging our market leading capacitive touch products, our microcontroller know-how and our significant intellectual property ("IP") portfolio. In addition, we continuously seek new market opportunities that benefit from our corporate and technology strengths, as we did when we launched our XSense product, a new type of proprietary metal mesh technology for touch sensors. To maintain a broad market reach, we also design and sell other semiconductor products that complement our microcontroller business, including nonvolatile memory, radio frequency and mixed-signal components and application specific integrated circuits. Our product portfolio allows us to address a broad range of high growth applications, including, for example, industrial, building and home electronics systems, smart meters used for utility monitoring and billing, commercial, residential and architectural LED-based lighting systems, touch panels used on household and industrial appliances, medical devices, aerospace and military products and systems, and a growing universe of electronic-based automotive systems like keyless ignition and access, engine control, air-bag deployment, and lighting and entertainment systems. We expect the market for microcontrollers to continue to expand over time as tactile, gesture and proximity-based user interfaces become increasingly prevalent, as additional intelligence is built into an ever-growing universe of everyday products for the “Internet of Things” or integrated within “wearable” devices, as industrial and automotive customers accelerate the replacement of mechanical or passive controls in their products, and as power management, authentication, cryptographic, security and similar capabilities become increasingly critical to many industrial, automotive, consumer and medical products.

Management expects the Company to realize a gross margin benefit in 2014 from ongoing cost reductions and operational enhancements that were initiated in 2013, from the 2013 conclusions of our legacy “take-or-pay” wafer supply agreements, and from other savings achieved through restructuring activities. For further discussion of savings from restructuring activities, see “Restructuring Charges.”

During the year ended December 31, 2013, we repurchased 12.2 million shares of our common stock in the open market and subsequently retired those shares under our existing stock repurchase program. As of December 31, 2013, $339.5 million remained available for repurchasing common stock under this program.

RESULTS OF OPERATIONS

	Years Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	(in thousands, except for percentage of net revenue)
Net revenue	$1,386,447	100.0%	$1,432,110	100.0%	$1,803,053	100.0%
Gross margin	573,625	41.4%	601,319	42.0%	908,233	50.4%
Research and development	266,408	19.2%	251,519	17.6%	255,653	14.2%
Selling, general and administrative	237,559	17.1%	275,257	19.2%	280,410	15.6%
Acquisition-related charges	5,534	0.4%	7,388	0.5%	5,408	0.3%
Restructuring charges	50,026	3.6%	23,986	1.7%	20,064	1.1%
(Recovery) impairment of receivables due from foundry supplier	(600)	—%	6,495	0.5%	—	—%
Credit from reserved grant income	—	—%	(10,689)	(0.7)%	—	—%
Gain on sale of assets	(4,430)	(0.3)%	—	—%	(35,310)	(2.0)%
Settlement charges	21,600	1.6%	—	—%	—	—%
(Loss) income from operations	$(2,472)	(0.2)%	$47,363	3.3%	$382,008	21.2%

Net Revenue

Our net revenue totaled $1,386.4 million for the year ended December 31, 2013, a decrease of 3%, or $45.7 million, from $1,432.1 million in net revenue for the year ended December 31, 2012. Revenue for the year ended December 31, 2013 was lower than 2012 primarily as a result of the sale of our Serial Flash product line in September 2012.

Our net revenue for the year ended December 31, 2012 decreased by 21%, or $370.9 million, from $1,803.1 million in net revenue for the year ended December 31, 2011. Revenue for the year ended December 31, 2012 was lower than 2011 primarily as a result of lower sales throughout our distribution channel, particularly in Asia.

Net revenue denominated in Euros was 21%, 19% and 21% of total net revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Average exchange rates utilized to translate foreign currency revenue and expenses in Euros were approximately 1.32, 1.29 and 1.39 Euros to the dollar for the years ended December 31, 2013, 2012 and 2011, respectively. Our net revenue for the year ended December 31, 2013 would have been approximately $8.2 million lower had the average exchange rate in such year remained the same as the average exchange rate in effect for the year ended December 31, 2012.

Net Revenue — By Operating Segment

Our net revenue by operating segment is summarized as follows:

	Years Ended
	December 31, 2013	December 31, 2012	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$896,916	$892,839	$4,077	—%
Nonvolatile Memory	114,264	170,736	(56,472)	(33)%
RF and Automotive	182,857	174,237	8,620	5%
ASIC	192,410	194,298	(1,888)	(1)%
Total net revenue	$1,386,447	$1,432,110	$(45,663)	(3)%

	Years Ended
	December 31, 2012	December 31, 2011	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$892,839	$1,113,579	$(220,740)	(20)%
Nonvolatile Memory	170,736	255,683	(84,947)	(33)%
RF and Automotive	174,237	202,013	(27,776)	(14)%
ASIC	194,298	231,778	(37,480)	(16)%
Total net revenue	$1,432,110	$1,803,053	$(370,943)	(21)%

Microcontroller

Microcontroller segment net revenue increased to $896.9 million for the year ended December 31, 2013 compared to $892.8 million for the year ended December 31, 2012. Microcontroller net revenue represented 65%, 62% and 62% of total net revenue for the years ended December 31, 2013, 2012 and 2011, respectively.
Microcontroller segment net revenue decreased 20% to $892.8 million for the year ended December 31, 2012 from $1,113.6 million for the year ended December 31, 2011. Revenue decreased primarily due to weaker demand in industrial and consumer markets, with ARM and maXTouch products most affected.
Nonvolatile Memory

Nonvolatile Memory segment net revenue decreased 33% to $114.3 million for the year ended December 31, 2013 from $170.7 million for the year ended December 31, 2012. The decrease was primarily due to the lower demand in our serial EE products and the sale of our Serial Flash product line which accounted for 23% of total nonvolatile memory segment revenue for the year ended December 31, 2012.
Nonvolatile Memory segment net revenue decreased 33% to $170.7 million for the year ended December 31, 2012 from $255.7 million for the year ended December 31, 2011. The decline in our memory business resulted primarily from reduced market demand, a weaker pricing environment and the end of life for several flash products, including Serial EE and Serial Flash products, which saw revenue decrease by 22% and 51% for the years ended December 31, 2012 and 2011, respectively. On September 28, 2012, we sold our Serial Flash product line and discontinued the products included in that line. Revenue for our Serial Flash product lines was $39.4 million for the year ended December 31, 2012 compared to $80.7 million for the year ended December 31, 2011.
RF and Automotive

RF and Automotive segment net revenue increased 5% to $182.9 million for the year ended December 31, 2013 from $174.2 million for the year ended December 31, 2012. This increase was primarily related to an increase in demand for our high-voltage products, partially offset by a decline in demand for legacy GPS products.

RF and Automotive segment net revenue decreased 14% to $174.2 million for the year ended December 31, 2012 from $202.0 million for the year ended December 31, 2011. This decrease was primarily related to continued decline in demand for our non-core radio frequency products within this segment, related generally to adverse macro-economic conditions and seasonality effects within the automotive sector, partially offset by an increase of 3% in net revenue from sales of our high-voltage products, which are used primarily in automotive applications.
ASIC

ASIC segment net revenue decreased 1% to $192.4 million for the year ended December 31, 2013 from $194.3 million for the year ended December 31, 2012. This decrease was primarily due to a decrease in demand for our legacy custom and programmable products, partially offset by an increase in demand for our aerospace products specifically space and military/aerospace products.
ASIC segment net revenue decreased 16% to $194.3 million for the year ended December 31, 2012 from $231.8 million for the year ended December 31, 2011. Our military and aerospace business revenue, which represents approximately 28% of overall ASIC revenue, decreased approximately 36% during the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily from reduced market demand.
Net Revenue by Geographic Area
Our net revenue by geographic area for the year ended December 31, 2013, compared to the years ended December 31, 2012 and 2011, is summarized in the table below. Revenue is attributed to regions based on the location to which we ship. See Note 14 of Notes to Consolidated Financial Statements for further discussion.

	Years Ended
	December 31, 2013	December 31, 2012	Change	% Change
	(in thousands, except for percentages)
Asia	$818,703	$862,901	$(44,198)	(5)%
Europe	354,409	353,377	1,032	—%
United States	192,878	189,699	3,179	2%
Other*	20,457	26,133	(5,676)	(22)%
Total net revenue	$1,386,447	$1,432,110	$(45,663)	(3)%

	Years Ended
	December 31, 2012	December 31, 2011	Change	% Change
	(in thousands, except for percentages)
Asia	$862,901	$1,062,584	$(199,683)	(19)%
Europe	353,377	462,566	(109,189)	(24)%
United States	189,699	249,887	(60,188)	(24)%
Other*	26,133	28,016	(1,883)	(7)%
Total net revenue	$1,432,110	$1,803,053	$(370,943)	(21)%
_________________________________________
*  Primarily includes South Africa, and Central and South America

Net revenue outside the United States accounted for 86%, 87% and 86% of our net revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

Our net revenue in Asia decreased $44.2 million, or 5%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. The decrease was primarily due to the sale of our Serial Flash product line in September 2012 and the loss of revenue related to that business.

Our net revenue in Asia decreased $199.7 million, or 19%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease was primarily due to lower shipments of our microcontroller products as a result of weaker demand in industrial and consumer markets, with ARM and maXTouch products principally affected. In the year ended December 31, 2012, our Asian distributors significantly reduced their inventory of our products as compared to the year ended December 31, 2011. Net revenue for the Asia region was 59%, 60% and 59% of total net revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

Our net revenue in Europe remained relatively flat for the year ended December 31, 2013, compared to the year ended December 31, 2012. Our net revenue in Europe decreased $109.2 million, or 24%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease was primarily a result of the continued decline in industrial markets. Net revenue for the Europe region was 26%, 25% and 26% of total net revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

Our net revenue in the United States increased by $3.2 million, or 2%, for the year ended December 31, 2013, compared to the year ended December 31, 2012 primarily due to increased demand for microcontrollers partially offset by the sale of our Serial Flash product line in September 2012 and the loss of revenue related to that business.

Our net revenue in the United States decreased by $60.2 million, or 24%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease resulted from a continued decline in industrial markets, primarily in the markets for energy-related products. Net revenue for the U.S. region was 14%, 13% and 14% of total net revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

Revenue and Costs — Impact from Changes to Foreign Exchange Rates

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies was 21%, 19% and 21% of our total net revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

Costs denominated in foreign currencies were 18%, 19% and 19% of our total costs for the years ended December 31, 2013, 2012 and 2011, respectively.

Average exchange rates utilized to translate foreign currency revenue and expenses denominated in Euros were approximately 1.32, 1.29 and 1.39 Euros to the dollar for the years ended December 31, 2013, 2012 and 2011, respectively.

For the year ended December 31, 2013, changes in foreign exchange rates had a favorable overall effect on our operating results. Our net revenue for the year ended December 31, 2013 would have been approximately $8.2 million lower had the average exchange rate in such year remained the same as the average rate in effect for the year ended December 31, 2012. Our income from operations would have been approximately $4.0 million lower had the average exchange rate in the year ended December 31, 2013 remained the same as the average exchange rate in the year ended December 31, 2012.

For the year ended December 31, 2012, changes in foreign exchange rates had an unfavorable overall effect on our operating results. Our net revenue for the year ended December 31, 2012 would have been approximately $23.1 million higher had the average exchange rate in such year remained the same as the average rate in effect for the year ended December 31, 2011. Our income from operations would have been approximately $7.7 million higher had the average exchange rate in the year ended December 31, 2012 remained the same as the average exchange rate in the ended December 31, 2011.

Gross Margin

Gross margin decreased to 41.4% for the year ended December 31, 2013, compared to 42.0% for the year ended December 31, 2012. Gross margin in 2013 was negatively affected by lower sales, a weaker pricing environment on selected products, the residual effects of our legacy European "take-or-pay" wafer supply agreements, a $7.4 million charge related to loss from a foundry arrangement and a $2.2 million loss from the damage and shutdown that occurred at our Colorado Springs wafer manufacturing facility in late December 2013. The total decrease was partially offset by manufacturing cost improvements. We expect to realize gross margin benefit in 2014 from the conclusion in 2013 of our legacy "take-or-pay" wafer supply agreements and ongoing cost reductions and other operational enhancements.

Gross margin declined to 42.0% for the year ended December 31, 2012, compared to 50.4% for the year ended December 31, 2011. Gross margin in 2012 was negatively affected by lower sales, which resulted in lower utilization rates at our Colorado Springs wafer facility, and a weaker pricing environment. Our gross margin for 2012 was also negatively affected by a $10.6 million charge related to loss from a foundry arrangement. Over the past several years, we transitioned our business to a "fab-lite" manufacturing model, lowering our fixed costs and capital investment requirements by selling manufacturing operations and transitioning to foundry partners. We currently own and operate one wafer fabrication facility in Colorado Springs, Colorado.

Inventory decreased to $275.0 million at December 31, 2013 from $348.3 million at December 31, 2012. This decrease was driven by the conclusion of the take-or-pay arrangements with previously divested factories and the resulting improved alignment between customer demand and inventory on hand. In addition, we recorded higher inventory write-downs for potentially unsellable inventory. Inventory write-downs, if undertaken, may affect our results of operations, including gross margin, depending on the nature of those adjustments. If the demand for certain semiconductor products declines or does not materialize as we expect, we could be required to record additional write-downs, which would adversely affect our gross margin.

For the year ended December 31, 2013, we manufactured approximately 52% of our products in our own wafer fabrication facility compared to 56% for the year ended December 31, 2012.

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

Research and Development

Research and development ("R&D") expenses increased 6%, or $14.9 million, to $266.4 million for the year ended December 31, 2013 from $251.5 million for the year ended December 31, 2012. This increase was primarily due to higher material expense required for the continued development of XSense products. R&D expenses for the year ended December 31, 2013, were unfavorably affected by approximately $2.1 million of foreign exchange rate fluctuations, compared to rates in effect for the year ended December 31, 2012. As a percentage of net revenue, R&D expenses totaled 19% for the year ended December 31, 2013, compared to 18% for the year ended December 31, 2012.

R&D expenses decreased 2%, or $4.1 million, to $251.5 million for the year ended December 31, 2012 from $255.7 million for the year ended December 31, 2011. R&D expenses for the year ended December 31, 2012, were favorably affected by approximately $9.6 million of foreign exchange rate fluctuations, compared to rates in effect for the year ended December 31, 2011. As a percentage of net revenue, R&D expenses totaled 18% for the year ended December 31, 2012, compared to 14% for the year ended December 31, 2011.

We receive R&D grants from various European research organizations, the benefit of which is recognized as an offset to related research and development costs. We recognized benefits of $5.0 million, $4.2 million and $3.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses decreased 14%, or $37.7 million, to $237.6 million for the year ended December 31, 2013 from $275.3 million for the year ended December 31, 2012. The decrease in SG&A expense was primarily due to lower share-based compensation, reduced legal fees and reduced employee-related costs resulting from restructuring activities. SG&A expenses were unfavorably affected by approximately $1.3 million of foreign exchange rate fluctuations, compared to rates in effect for the year ended December 31, 2012. As a percentage of net revenue, SG&A expenses totaled 17% for the year ended December 31, 2013, compared to 19% for the year ended December 31, 2012.

SG&A expenses decreased 2%, or $5.2 million, to $275.3 million for the year ended December 31, 2012 from $280.4 million for the year ended December 31, 2011. SG&A expenses were favorably affected by approximately $4.5 million of foreign exchange rate fluctuations, compared to rates in effect for the year ended December 31, 2011. As a percentage of net revenue, SG&A expenses totaled 19% for the year ended December 31, 2012, compared to 16% for the year ended December 31, 2011.

Share-Based Compensation

We primarily issue restricted stock units to our employees as equity compensation. Employees may also participate in an Employee Stock Purchase Program ("ESPP") that offers the ability to purchase stock through payroll withholdings at a discount to the market price. We did not issue stock options to our employees as equity compensation in any of the years ended December 31, 2013, 2012 and 2011. Share-based compensation expense for any stock options and ESPP shares is based on the fair value of the award at the measurement date (grant date). The compensation amount for those options is calculated using a Black-Scholes option valuation model.

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

The following table summarizes share-based compensation included in operating results:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
Cost of revenue	$5,889	$8,052	$7,840
Research and development	14,852	22,825	22,916
Selling, general and administrative	22,383	41,565	37,369
Total share-based compensation expense, before income taxes	43,124	72,442	68,125
Tax benefit	(7,707)	(12,060)	(10,453)
Total share-based compensation expense, net of income taxes	$35,417	$60,382	$57,672

In December 2013, we adopted the Atmel 2014 Long-Term Performance-Based Incentive Plan (the “2014 Plan”), which provides for the grant of restricted stock units to Company participants. The performance period under our prior 2011 Plan, adopted in May 2011, ended on December 31, 2013.

Performance metrics for the 2014 Plan are based principally on corporate level and business unit non-GAAP semiconductor gross margin metrics, calculated at the end of each 2014 calendar quarter (other than our XSense business unit for which the performance metric will be based on 2014 cumulative calendar year revenue). Vesting of restricted stock units under the 2014 Plan is expected to commence, assuming achievement of the underlying performance metrics, in the first calendar quarter of 2015.

We recognized a share-based compensation credit of $14.5 million under the 2011 Plan in the year ended December 31, 2013. The credit recorded in the year ended December 31, 2013 resulted from finalizing our estimates regarding the achievement of certain performance criteria established under the 2011 Plan and increasing our forfeiture rate estimates for those performance-based restricted stock units. We recorded total share-based compensation expense related to performance-based restricted stock units of $12.7 million and $7.5 million under the 2011 Plan in the years ended December 31, 2012 and 2011, respectively.

In the quarter ended June 30, 2011, 8.5 million performance based restricted stock units issued under our 2008 Incentive Plan (the "2008 Plan") vested upon Board of Directors' approval on May 23, 2011 as a result of us achieving all of the performance criteria as of March 31, 2011. A total of 5.1 million shares were issued to participants, net of withholding taxes of 3.3 million shares, which represented all remaining shares available under the 2008 Plan. These vested performance based restricted stock units had a weighted average grant date fair value of $4.22 per share on the vesting date. We recorded total share-based compensation expense related to performance based restricted stock units of $6.5 million under the 2008 Plan in the year ended December 31, 2011.

Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding.

Acquisition-Related Charges

We recorded total acquisition-related charges of $5.5 million, $7.4 million and $5.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, related to our acquisitions of Integrated Device Technology (“IDT”) in March 2013, Ozmo, Inc. ("Ozmo") in December 2012 and Advanced Digital Design ("ADD") in October 2011.

Included in those acquisition-related charges is amortization of $6.0 million, $5.6 million and $4.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog. We estimate that charges related to amortization of intangible assets will be approximately $5.2 million for 2014.

We also recorded other compensation related (credit) charges for these acquisitions of $(0.5) million, $1.8 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, related to our acquisitions noted above.

Gain on Sale of Assets

	Years Ended
	December 31, 2013	December 31, 2011
	(in thousands)
Serial Flash Product Line	$(4,430)	$—
Former San Jose Corporate Headquarters	—	(33,428)
DREAM, France	—	(1,882)
Total gain on sale of assets	$(4,430)	$(35,310)

Serial Flash Product Line

On September 28, 2012, we sold our Serial Flash product line. Under the terms of the sale agreement, we transferred assets to the buyer, which assumed certain liabilities, in return for cash consideration of $25.0 million. As part of the sale transaction, we granted the buyer an exclusive option to purchase our remaining $7.0 million of Serial Flash inventory, which the buyer fully exercised during 2013. As a result of the sale of that $7.0 million of remaining inventory, we recorded a gain of $4.4 million in our consolidated statements of operations in fiscal 2013 to reflect receipt of payment upon exercise of the related purchase option and the completion of the sale of the Serial Flash product line.

Former San Jose Corporate Headquarters

In 2011, we completed the sale of our former San Jose corporate headquarters and adjacent parcels of land to Ellis Partners LLC for an aggregate purchase price of $48.5 million. A gain of $33.4 million was recorded in the year ended December 31, 2011, which is summarized below:

(in thousands)
Sales price	$(48,500)
Net book value of assets transferred	12,262
Transaction-related costs	2,810
Gain on sale of assets	$(33,428)

DREAM

In 2011, we sold our DREAM business, including our French subsidiary, Digital Research in Electronics, Acoustics and Music SAS (DREAM), which sold custom designed ASIC chips for karaoke and other entertainment machines, for $2.3 million. We recorded a gain of $1.9 million, which is reflected in gain on sale of assets in the consolidated statements of operations for the year ended December 31, 2011.

 Restructuring Charges

The following table summarizes the activity related to the accrual for restructuring charges detailed by event:

December 31, 2013

	Q2'10	Q2'12	Q4'12	Q1'13	Q3'13	Total 2013 activity
	(in thousands)
Balance at January 1, 2013 - Restructuring Accrual	$439	$7,418	$8,365	$—	$—	$16,222
Charges (credits) - Employee termination costs, net of change in estimate	—	(13)	(1,720)	44,084	2,043	44,394
Charges - Other	—	—	—	453	—	453
Payments - Employee termination costs	(158)	(6,508)	(6,400)	(21,873)	(723)	(35,662)
Payments - Other	—	—	(229)	(453)	—	(682)
Foreign exchange (gain) loss	—	—	(16)	738	(6)	716
Balance at December 31, 2013 - Restructuring Accrual	$281	$897	$—	$22,949	$1,314	$25,441

Non-cash charges (see discussion below)	$—	$—	$68	$5,111	$—	$5,179

December 31, 2012

	Q3'08	Q2'10	Q2'12	Q4'12	Total 2012 activity
	(in thousands)
Balance at January 1, 2012 - Restructuring Accrual	$301	$1,846	$—	$—	$2,147
Charges - Employee termination costs, net of change in estimate	—	924	11,724	10,843	23,491
Charges - Other	—	—	—	495	495
Payments - Employee termination costs	(301)	(1,902)	(4,486)	(2,973)	(9,662)
Foreign exchange (gain) loss	—	(429)	180	—	(249)
Balance at December 31, 2012 - Restructuring Accrual	$—	$439	$7,418	$8,365	$16,222

December 31, 2011

	Q3'02	Q2'08	Q3'08	Q1'09	Q2'10	Total 2011 activity
	(in thousands)
Balance at January 1, 2011 - Restructuring Accrual	$1,592	$3	$460	$136	$1,286	$3,477
Charges (credits) - Employee termination costs, net of change in estimate	—	(3)	—	—	21,659	21,656
Credits - Other	(1,592)	—	—	—	—	(1,592)
Payments - Employee termination costs	—	—	—	—	(21,461)	(21,461)
Payments - Other	—	—	—	(136)	—	(136)
Currency translation adjustment	—	—	15	—	1,165	1,180
Foreign exchange gain	—	—	(174)	—	(803)	(977)
Balance at December 31, 2011 - Restructuring Accrual	$—	$—	$301	$—	$1,846	$2,147

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

2013 Restructuring Charges

Restructuring charges were recorded in the first and third quarters of 2013. The charge in the first quarter of 2013 was primarily related to workforce reductions at our subsidiaries in Rousset, France ("Rousset"), Nantes, France (“Nantes”), and Heilbronn, Germany ("Heilbronn"). The charge in the third quarter of 2013 related primarily to workforce reduction in the U.S. and Norway.

Rousset and Nantes

In 2013, each of Rousset and Nantes restructured operations to further align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. In connection with formulating this restructuring plan, during the first quarter of 2013, Rousset and Nantes each confidentially negotiated and developed “social plans” in coordination and consultation with their respective local Works Councils, subject to French law; these social plans set forth general parameters, terms and benefits for employee dismissals, both voluntary and involuntary. The restructuring charges related to Rousset and Nantes were $32.9 million, including net non-cash charges of $5.1 million. Total net non-cash charges comprised impairment charges of $6.7 million, which was partially offset by pension curtailment gain of $1.6 million, as discussed further below.

Substantially all of the affected employees ceased active service as of December 31, 2013. There were no significant changes to the plan and no material modifications or changes were made after implementation began.

We vacated a building in Rousset, France in September 2013. Due to ongoing restructuring activities, we evaluated the carrying value of this building and a building located in Greece which is also no longer used in operations. Based on this evaluation, we determined that the Rousset and Greece buildings with carrying amounts of $10.1 million and $2.7 million, respectively, were impaired and wrote them down to their estimated fair value of $5.0 million and $1.1 million, respectively. Total impairment charges of $6.7 million were recorded as restructuring expense. Fair value was based on independent third-party appraisal or estimated selling price.

As a result of these workforce reductions, we recognized pension curtailment gain of $1.6 million in the fourth quarter of 2013 upon termination of the affected employees. Such amount was recorded as a credit to the total restructuring expense in 2013.

Heilbronn

In 2013, Heilbronn, and a related site in Ulm, Germany, restructured operations to further align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. In connection with formulating this restructuring plan, initial discussions with local Works Councils in Heilbronn and Ulm began in the first quarter of 2013. The restructuring charges related to Heilbronn were $15.8 million.

We anticipate all affected employees will cease active service on or before the end of the fourth quarter of 2014. We are not expecting significant changes to the plan or material modifications or changes after implementation.

The restructuring charges recorded in the first quarter of 2013 also included $0.9 million relating to U.S. and other countries.

U.S. and Norway

Restructuring charges recorded in the third quarter of 2013 were primarily related to workforce reductions in the U.S. and Norway amounting to $2.0 million. The workforce reductions were designed to further align operating expenses with macroeconomic conditions and revenue outlook, and to improve operational efficiency, competitiveness and business profitability. Restructuring charges related to these workforce reductions either were paid to affected employees after their dismissal dates in 2013 or, to the extent affected employees’ dismissal dates are expected to occur in 2014, we anticipate payments in respect of those restructuring charges will be made after the actual scheduled dismissal date for those employees.

There have been no significant changes to the plan, and no material modifications or changes have been made after the implementation began.

2012 Restructuring Charges

Restructuring charges were recorded in the second and fourth quarters of 2012. The charge in the second quarter of 2012 related primarily to workforce reductions at our subsidiaries in Heilbronn and in the U.S. The charge in the fourth quarter of 2012 related primarily to workforce reductions in the U.S. and at certain European and Asian subsidiaries.

Heilbronn

In connection with formulating a workforce-reduction plan in Heilbronn, initial discussions with the local Works Council began in the first quarter of 2012. The workforce reduction was intended to improve Heilbronn's operating efficiency, competitiveness and business profitability. The restructuring charges recorded in 2012 related to Heilbronn were $8.5 million.

Substantially all of the affected employees ceased active service as of December 31, 2013. There were no significant changes to the plan and no material modifications or changes were made after implementation began.

U.S. and other locations

With respect to the restructuring charge recorded in the second quarter of 2012, we started formulating the underlying restructuring plan during the second quarter. With respect to the restructuring charge recorded in the fourth quarter of 2012, we started formulating the underlying restructuring plan during the third quarter. These workforce reductions were designed to further align our global operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. The restructuring charges recorded in 2012 related to U.S. and other locations were $14.6 million, including $0.5 million related to a building lease termination.

All affected employees have ceased active service. There were no significant changes to the plans and no material modifications or changes were made after implementation began.

2011 Restructuring Charges

Restructuring charges recorded in 2011 totaling $21.7 million were related to workforce reductions at our subsidiary in Rousset. The reductions were part of an operational restructuring intended to reflect changes to, and significant deterioration in, Rousset's ASICs business and to improve competitiveness. Also, we recorded a restructuring credit of $1.6 million in 2011 in connection with the resolution of a litigation matter related to our earlier sale of a manufacturing facility in Irving, Texas.

In connection with formulating the workforce-reduction plan, during the first quarter of 2011, Rousset confidentially negotiated and developed a “social plan” in coordination and consultation with the local Works Council, subject to French law. The social plan set forth general parameters, terms and benefits for employee dismissals, both voluntary and involuntary.

All affected employees have ceased active service. There were no significant changes to the plan and no material modifications or changes to the plan after implementation began.

Based on the information available to us as of the date of this Form 10-K and the dates on which employees affected by the restructuring are currently expected to cease their service with us, and assuming the absence of material labor discord, litigation or other unforeseen issues arising with respect to these matters, we believe that the estimated savings in 2013 from our restructuring actions were approximately $30.0 million to $35.0 million, comprising approximately $13.0 million to $15.0 million from cost of sales, approximately $11.0 million to $13.0 million from research and development expense and approximately $6.0 million to $7.0 million from selling, general and administrative expense. We expect, to the extent consistent with our assumptions regarding these matters as discussed above and assuming no other material changes in our business, incremental annual savings after these restructuring actions have been completed of approximately $12.5 million to $16.0 million per year, comprising approximately $4.0 million to $5.5 million from cost of sales, approximately $6.0 million to $7.0 million from research and development expense and approximately $2.5 million to $3.5 million from selling, general and administrative expense. Actual savings realized may, however, differ if our assumptions are incorrect or if other unanticipated events occur. Savings may also be offset, or additional expenses incurred, if, and when, we make additional investments in labor, materials or capital in our business in the future; savings achieved in connection with one series of restructuring activities may not necessarily be indicative of savings that may be realized in other restructuring activities. Nor may the timing of savings realized in connection with our restructuring actions be similar to, or consistent with, the timing of benefits realized in other restructuring activities that we may undertake at any time.

Loss From European Foundry Arrangements

In December 2008, a subsidiary entered into a take-or-pay agreement to purchase wafers from a European foundry that had acquired one of our former European manufacturing operations. In connection with the anticipated expiration of this agreement, we notified customers, in the fourth quarter of 2012, of our end-of-life process and requested that customers provide to us last-time-buy orders. To the extent that we believe we have excess wafers that remain after satisfying anticipated customer demand, we estimated a probable loss for those excess wafers, which was approximately $10.6 million. We, therefore, recorded a charge in that amount to cost of revenue in the consolidated statements of operations for the year ended December 31, 2012. During 2013, we recognized a charge to cost of revenue of $7.4 million, which comprised a write-off of excess wafers in the amount of $10.4 million and a write-off of wafer prepayment in the amount of $1.9 million, which were partially offset by a reduction of a previously recorded liability from a take-or-pay arrangement of $4.9 million. These transactions resulted from the insolvencies of two of our foundry suppliers.

In June 2010, in connection with the sale of one of our former European manufacturing operations, one of our subsidiaries leased facilities to the acquirer of those operations and has charged that acquirer for rent and other occupancy costs. In the fourth quarter of 2012, we recorded a loss of $6.5 million on receivables from that tenant based on financial and other circumstances affecting the collectibility of those receivables, which is reflected under the caption of "impairment of receivables from foundry supplier" in the consolidated statements of operations for the year ended December 31, 2012.

Credit from Reserved Grant Income

In March 2012, the Greek government executed a ministerial decision related to an outstanding state grant previously made to a Greek subsidiary. Consequently, we recognized a benefit of $10.7 million in our results for the year ended March 31, 2012, resulting from the reversal of a reserve previously established for that grant.

Interest and Other Income (Expense), Net

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
Interest and other income (expense)	$1,911	$(1,358)	$177
Interest expense	(2,208)	(4,130)	(7,028)
Foreign exchange transaction gains	2,256	363	6,033
Total	$1,959	$(5,125)	$(818)

Interest and other expense, net, for the year ended December 31, 2013 resulted in income of $2.0 million when compared to the same period in 2012, primarily due to lower interest expense, lower loss from an equity investment in a privately held entity and higher foreign exchange gains. We continue to have balance sheet exposures in foreign currencies subject to exchange rate fluctuations and may incur further gains or losses in the future as a result of such foreign exchange exposures.

Interest and other expense, net, for the year ended December 31, 2012 resulted in expense of $5.1 million when compared to the same period in 2011, primarily related to a write-off from a private company investment of $1.2 million and other than temporary impairment charge of $1.2 million related to an equity investment. The decrease in foreign exchange transaction gains for the year ended December 31, 2011 was primarily due to changes to our foreign exchange exposures from intercompany balances between our subsidiaries.

Provision for Income Taxes
We recorded a provision for income taxes of $21.5 million, $11.8 million and $66.2 million in the years ended December 31, 2013, 2012 and 2011, respectively. For the year ended December 31, 2013, the effective tax rate is higher than the 35% U.S. federal statutory income tax rate, primarily due to a discrete tax reserve of $11.5 million related to an ongoing foreign tax audit and a tax provision of $4.2 million as a result of a foreign audit settlement. For the years ended December 31, 2012 and 2011, the significant components of the tax provision were from operations in jurisdictions with operating profits. Our effective tax rate for the years ended December 31, 2012 and 2011 was lower than the U.S. federal statutory income tax rate of 35%, primarily due to income recognized in lower tax rate jurisdictions.
Similar to our position during the fourth quarter of 2012, we concluded that it was more likely than not that we would be able to realize the benefit of a significant portion of our deferred tax assets in the future, except certain assets related to state net operating losses and state tax credits, including R&D credit carryforwards. As a result, we continue to provide a full valuation allowance on the deferred tax assets relating to those items for the year ended December 31, 2013.
The tax attribute carryforwards as of December 31, 2013 consist of the following:

Tax Attributes	December 31, 2013	Nature of Expiration
	(in thousands)
Foreign net operating loss carry forwards	$219,503	beginning of 2014
Federal net operating loss carry forwards	$19,336	beginning of 2025
State net operating loss carry forwards	$511,749	2014-2033
Federal R&D credits, net of those related to stock option deductions	$9,925	beginning of 2019
Federal R&D credits related to stock option deductions	$32,171	beginning of 2019
State R&D credits	$18,605	indefinite
Foreign tax credits	$45,583	beginning of 2017
State investment tax credits	$1,925	beginning of 2014
Foreign R&D credits	$44,344	refundable
We believe we may not be able to utilize the net operating loss carry forwards in non-U.S. jurisdictions before they expire, starting in 2014.
Included in the unrecognized tax benefits ("UTBs") at December 31, 2013, 2012 and 2011, were $43.4 million, $27.2 million and $25.2 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2013, 2012 and 2011 were $44.1 million, $45.5 million and $42.8 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets.
In the year ended December 31, 2013, a foreign tax authority completed its field examination of tax year 2010 for one of our foreign subsidiaries and issued a preliminary audit assessment report. We plan to file a protest with the appeal office of the foreign tax authority. We believe that our reserves for unrecognized tax benefits are adequate to cover any potential settlements that may result from this examination. However, given the unpredictable nature of the appeals process, it is reasonably possible that our unrecognized tax benefits related to these tax positions could change within the next twelve months. To the extent the final tax liabilities are substantially different from the amounts originally accrued, there may be a material adverse effect on the financial statements.
During the fourth quarter of 2013, we were able to complete negotiations and conclude a foreign income tax audit for another of our foreign subsidiaries for years 2007 to 2009, primarily related to transfer pricing. As a result of the settlement of this audit, we recorded $4.2 million of income tax including interest and penalties.
As of the date of this Form 10-K, we have tax audits in progress in various other foreign jurisdictions. To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations. We believe that before December 31, 2014, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. As such, after we reach settlement with the tax authorities, we expect to record a corresponding adjustment to our UTBs. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $29 million in the next twelve months. The calculation of UTBs involves dealing with uncertainties in the application of complex global tax regulations. We regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business.

Liquidity and Capital Resources

At December 31, 2013, we had $279.1 million of cash, cash equivalents and short-term investments, compared to $296.1 million at December 31, 2012. The decrease in cash balances in the year ended December 31, 2013 resulted principally from payments made for acquisitions, payments in respect of settlement charges, prepayment made to a supplier related to XSense production, timing of vendor payables and customer receivables and common stock repurchases. Our current asset to liability ratio, calculated as total current assets divided by total current liabilities, was 2.90 at December 31, 2013 compared to 2.84 at December 31, 2012. Working capital, calculated as total current assets less total current liabilities, decreased to $559.1 million at December 31, 2013, compared to $621.1 million at December 31, 2012. Cash provided by operating activities was $127.1 million and $200.7 million for the year ended December 31, 2013 and 2012, respectively, and capital expenditures totaled $35.1 million and $38.3 million for the year ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, of the $279.1 million aggregate cash and cash equivalents and short-term investments held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $181.0 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

Senior Secured Revolving Credit Facility

On December 6, 2013, we entered into a $300 million, senior secured revolving credit facility, the terms of which are set forth in a Credit Agreement dated as of December 6, 2013 among Atmel, the Lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and Union Bank N.A., BNP Paribas and SunTrust Bank as co-syndication agents. We may increase the aggregate availability under the credit facility through a customary “accordion” feature in an amount not to exceed $250 million.

Borrowings under the credit facility are available for general corporate purposes, including working capital, stock repurchases, acquisitions and other purposes. The credit facility matures on the earlier of (x) December 6, 2018 or (y) 180 days prior to the maturity date of any Permitted Convertible Notes (as defined in the credit facility) if we do not otherwise have available sufficient unrestricted cash and other investments to redeem the “Permitted Convertible Notes.”

As of the date of this Form 10-K, there were no amounts outstanding under the credit facility and we were in compliance with all financial covenants.

Operating Activities

Net cash provided by operating activities was $127.1 million for the year ended December 31, 2013, compared to $200.7 million for the year ended December 31, 2012. Net cash provided by operating activities for the year ended December 31, 2013 was determined primarily by adjusting net loss of $22.1 million for non-cash depreciation and amortization charges of $75.1 million and share-based compensation charges of $43.1 million.

Net cash provided by operating activities was $200.7 million for the year ended December 31, 2012, compared to $221.1 million for the year ended December 31, 2011. Net cash provided by operating activities for the year ended December 31, 2012 was determined primarily by adjusting net income of $30.4 million for certain non-cash charges for depreciation and amortization of $76.9 million and share-based compensation charges of $72.4 million.

Accounts receivable increased by 10% or $18.3 million to $206.8 million at December 31, 2013, from $188.5 million at December 31, 2012. The average number of days of accounts receivable outstanding increased to 53 days for the three months ended December 31, 2013 from 50 days for the three months ended December 31, 2012.

Inventories decreased to $275.0 million at December 31, 2013 from $348.3 million at December 31, 2012. Inventories consist of raw wafers, purchased foundry wafers, work-in-progress and finished units. Our number of days of inventory decreased to 124 days for the three months ended December 31, 2013 from 148 days for the three months ended December 31, 2012.

Investing Activities

Net cash used in investing activities was $59.1 million for the year ended December 31, 2013, compared to net cash used in investing activities of $51.9 million for the year ended December 31, 2012. For the year ended December 31, 2013, we paid $35.1 million for acquisitions of fixed assets as compared to $38.3 million in the year ended December 31, 2012. For the year ended December 31, 2013, we paid $25.9 million for acquisitions of businesses, net of cash acquired, as compared to $43.5 million for the year ended December 31, 2012.

Net cash used in investing activities was $51.9 million for the year ended December 31, 2012, compared to $43.2 million for the year ended December 31, 2011. For the year ended December 31, 2012, we paid $38.3 million for acquisitions of fixed assets as compared to $84.6 million in the year ended December 31, 2011 resulting principally from reduced purchases of testing equipment. For the year ended December 31, 2012, we paid $43.5 million for acquisitions of businesses, net of cash acquired, as compared to $20.3 million for the year ended December 31, 2011. We also received $26.9 million in cash from the sale of our Serial Flash product lines during the year ended December 31, 2012.

We anticipate expenditures for capital purchases in 2014 to be similar to expenditures in 2013, and to be used principally to maintain existing manufacturing operations and improve IT systems.

Financing Activities

Net cash used in financing activities was $88.6 million and $182.6 million for the years ended December 31, 2013 and 2012, respectively. The cash used was primarily related to stock repurchases of $87.8 million in the year ended December 31, 2013, compared to stock repurchases of $179.6 million in the year ended December 31, 2012 and tax payments related to shares withheld for vested restricted stock units of $20.3 million for the year ended December 31, 2013, compared to $19.8 million for the year ended December 31, 2012. During the year ended December 31, 2013, we repurchased 12.2 million shares of our common stock in the open market and subsequently retired those shares under our existing stock repurchase program. As of December 31, 2013, $339.5 million remained available for repurchases under this program. Proceeds from the issuance of common stock related to exercises of stock options and our employee stock purchase plan totaled $22.9 million and $15.5 million for the years ended December 31, 2013 and 2012, respectively.

Net cash used in financing activities was $182.6 million and $346.2 million for the years ended December 31, 2012 and 2011, respectively. The cash used was primarily related to stock repurchases of $179.6 million in the year ended December 31, 2012, compared to stock repurchases of $304.2 million in the year ended December 31, 2011 and tax payments related to shares withheld for vested restricted stock units of $19.8 million for the year ended December 31, 2012, compared to $73.3 million in 2011. Proceeds from the issuance of common stock in respect of stock options and our employee stock purchase plan totaled $15.5 million and $28.7 million for the years ended December 31, 2012 and 2011, respectively.

We believe our existing balances of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, and borrowing availability under our credit facility will be sufficient to meet our liquidity and capital requirements over the next twelve months. We also expect our operations to generate positive cash flow over that twelve month period.

Since a substantial portion of our operations is conducted through our foreign subsidiaries, our cash flow, ability to service debt, and payments to vendors are partially dependent upon the liquidity and earnings of our subsidiaries as well as the distribution of those earnings, or repayment of loans or other payments of funds by those subsidiaries, to us. Our foreign subsidiaries are separate and distinct legal entities and may be subject to local legal or tax requirements, or other restrictions that may limit their ability to transfer funds to other group entities including the U.S. parent entity, whether by dividends, distributions, loans or other payments.

During 2014 and in future years, our ability to make necessary capital investments or strategic acquisitions will depend on our ability to continue to generate sufficient cash flow from operations and to obtain adequate financing if necessary. We believe we have sufficient working capital to fund our future operations, with $279.1 million in cash, cash equivalents and short-term investments as of December 31, 2013, expected future cash flows from operations and borrowing availability under our credit facility or other financing arrangements.

Off-Balance Sheet Arrangements (Including Guarantees)

See the paragraph under the heading “Guarantees” in Note 11 of Notes to Consolidated Financial Statements for a discussion of off-balance sheet arrangements.

Contractual Obligations
The following table describes our commitments to settle contractual obligations in cash as of December 31, 2013. See Note 11 of Notes to Consolidated Financial Statements for further discussion.

	Payments Due by Period
Contractual Obligations:	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Long-term debt (a)	$—	$9,611	$—	$—	$9,611
Capital purchase commitments	5,291	—	—	—	5,291
Manufacturing suppliers open commitments	36,821	—	—	—	36,821
Estimated pension plan benefit payments (b)	474	1,320	1,958	9,614	13,366
Operating leases (c)	9,015	14,998	13,072	22,480	59,565
Other obligations (d)	8,596	2,463	—	2,941	14,000
Total	$60,197	$28,392	$15,030	$35,035	$138,654

(a)
Long-term debt relates to an amount previously advanced from a foreign government which is repayable in 2015. The balance is increased on a quarterly basis as a result of interest accretion. The repayment amount is expected to be approximately $9.6 million in 2015.

(b)
The "More than 5 years" amount represents the estimated payments to be made in years 5 through 10. Estimated payments beyond 10 years are not practical to estimate. See Note 13 to the Notes to Consolidated Financial Statements for further discussion.

(c)	Operating leases include the San Jose headquarters lease of $46.1 million and other worldwide operating leases of $13.5 million.

(d)
Other obligations consist of $6.4 million of obligations relating to software rights, $2.9 million relating to a loan from an entity in which we have an equity investment and $4.7 million of various other long-term obligations.

The contractual obligation table above excludes certain estimated tax liabilities of $52.6 million as of December 31, 2013 because we cannot make a reliable estimate of the timing of tax audits, related outcomes and related future tax payments. However, these estimated tax liabilities for uncertain tax positions are included in our consolidated balance sheet. See Notes 2 and 12 of Notes to Consolidated Financial Statements for further discussion.
Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standard Board issued an Accounting Standards Update on Income Taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to permit a presentation that better reflects the manner in which an entity would settle at the reporting date any additional income taxes resulting from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This guidance is effective for our interim and annual periods beginning after December 15, 2013. We do not believe that the implementation of this authoritative guidance will have any material effect on our financial position or results of operations.

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

Revenue Recognition

We sell our products to original equipment manufacturers and distributors and recognize revenue when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable, and collection is reasonably assured. Allowances for sales returns and other credits are recorded at the time of sale.

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

For sales to independent distributors in Asia, excluding Japan, we invoice these distributors at full list price upon shipment and issue a rebate, or "credit," once product has been sold to the end customer and the distributor has met certain reporting requirements. After reviewing the more limited pricing, rebate and quotation-related terms, we concluded that we could reliably estimate future credits or rebates, and therefore, recognize revenue at the point of shipment for our Asian (excluding Japan) distributors, assuming all of the other revenue recognition criteria are met, utilizing amounts invoiced, less estimated future credits or rebates.

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

We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers' inability to make required payments. We make our estimate of the uncollectibility of our accounts receivable by analyzing specific customer creditworthiness, historical bad debts and current economic trends. At December 31, 2013 and 2012, the allowance for doubtful accounts was approximately $1.9 million and $11.0 million, respectively.

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

Any adjustment to the net deferred tax asset valuation allowance would be recorded in the consolidated statements of operations for the period that the adjustment is determined to be required.

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

Valuation of Inventory

Our inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Cost includes labor, including share-based compensation costs, materials, depreciation and other overhead costs, as well as factors for estimated production yields and scrap. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes for future periods. We primarily utilize selling prices in our period ending backlog for measuring any potential declines in market value below cost. Any adjustment for market value provision is charged to cost of revenue at the point of market value decline.

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

We estimate the useful life of our manufacturing equipment, which is the largest component of our fixed assets, to be five years. We base our estimate on our experience with acquiring, using and disposing of equipment over time. Useful lives for fixed assets may be evaluated from time to time to determine whether they require adjustment to reflect new or additional information.  Depreciation and amortization, over specified periods, may be affected by any change in estimated useful lives. Depreciation expense is a major element of our manufacturing cost structure. We begin depreciation on new equipment when it is ready for its intended use. The aggregate amount of fixed assets under construction for which depreciation was not being recorded was approximately $17.2 million and $2.7 million as of December 31, 2013 and 2012, respectively.

Valuation of Goodwill and Intangible Assets

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. We review goodwill and intangible assets with indefinite lives for impairment annually at the beginning of the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. While we are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for our annual goodwill impairment test in the fourth quarter of fiscal 2013, we performed a quantitative test for all of our reporting units with goodwill. The performance of the test involves a two-step process. The first step requires comparing the fair value of each of our reporting units to its net book value, including goodwill. We have three reporting units with goodwill, the fair values of which are determined based on an income approach, whereby we calculate the fair value of the reporting unit based on the present value of estimated future cash flows, which are formed by evaluating operating plans. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We have not been required to perform this second step of the process because the fair value of our reporting units have exceeded their net book value for the year ended December 31, 2013.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions may include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount for each reporting unit.

Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that we may not be able to recover the asset's carrying amount.

Share-Based Compensation

We determine the fair value of options and ESPP on the measurement date utilizing an option-pricing model, which is affected by our common stock price as well as a change in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors during the expected period between the stock option vesting date and the stock option exercise date. For performance-based restricted stock units, we are required to assess the probability of achieving certain financial objectives at the end of each reporting period. Based on the assessment of this probability, which requires subjective judgment, we record share-based compensation expense before the performance criteria are actually fully achieved, which may then be reversed in future periods if we determine that it is no longer probable that the objectives will be achieved. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures. The fair value of a restricted stock unit is equivalent to the market price of our common stock on the measurement date.

Restructuring Charges

Our restructuring accruals include primarily payments to employees for severance, termination fees associated with leases, and other contracts and other costs related to the closure of facilities. Accruals are recorded when management has approved a plan to restructure operations and a liability has been incurred. The restructuring accruals are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available-for-sale, and consequently record them on the consolidated balance sheets at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through December 31, 2013.

Foreign Currency Risk

When we take an order denominated in a foreign currency we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be affected by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, all costs will increase if the local currency strengthens against the dollar. This impact is determined assuming that all foreign currency denominated transactions that occurred for the year ended December 31, 2013 were recorded using the average foreign currency exchange rates in the year ended December 31, 2012. We do not use derivative instruments to hedge our foreign currency risk.

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies was 21%, 19% and 21% of our total net revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

Costs denominated in foreign currencies were 18%, 19% and 19% of our total costs for the years ended December 31, 2013, 2012 and 2011, respectively.

Average exchange rates utilized to translate foreign currency revenue and expenses in Euros were approximately 1.32, 1.29 and 1.39 Euros to the dollar for the years ended December 31, 2013, 2012 and 2011, respectively.

For the year ended December 31, 2013, changes in foreign exchange rates had a favorable overall effect on our operating results. Our net revenue for the year ended December 31, 2013 would have been approximately $8.2 million lower had the average exchange rate in such year remained the same as the average rate in effect for the year ended December 31, 2012. Our income from operations would have been approximately $4.0 million lower had the average exchange rate in the year ended December 31, 2013 remained the same as the average exchange rate in the ended December 31, 2012.

For the year ended December 31, 2012, changes in foreign exchange rates had an unfavorable overall effect on our operating results. Our net revenue for the year ended December 31, 2012 would have been approximately $23.1 million higher had the average exchange rate in such year remained the same as the average rate in effect for the year ended December 31, 2011. Our income from operations would have been approximately $7.7 million higher had the average exchange rate in the year ended December 31, 2012 remained the same as the average exchange rate in the ended December 31, 2011.

We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 22% and 18% of our accounts receivable were denominated in foreign currency as of December 31, 2013 and 2012, respectively.

Similarly, we face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 8% our accounts payable were denominated in foreign currencies at December 31, 2013 and 2012. All of our debt obligations were denominated in foreign currencies at December 31, 2013 and 2012. We have not historically sought to hedge our foreign currency exposure, although we may determine to do so in the future.

There remains ongoing uncertainty regarding the future of the Euro as a common currency and the Eurozone. While we continue to monitor the situation, the elimination of the Euro as a common currency, the withdrawal of member states from the

Eurozone, or other events affecting the liquidity, volatility or use of the Euro could have a significant effect on our revenue and operations.

Liquidity and Valuation Risk

        Approximately $1.1 million of our investment portfolio is invested in auction-rate securities at December 31, 2013 and 2012.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Atmel Corporation
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011	51
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011	52
Consolidated Balance Sheets as of December 31, 2013 and 2012	53
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	54
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011	55
Notes to Consolidated Financial Statements	56
Report of Independent Registered Public Accounting Firm - KPMG LLP	89
Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP	90
Financial Statement Schedules
The following Financial Statement Schedules for the years ended December 31, 2013, 2012 and 2011 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto:
Schedule II Valuation and Qualifying Accounts	91
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto

Supplementary Financial Data
Unaudited Selected Quarterly Financial Data for the Years Ended December 31, 2013 and 2012	92

Atmel Corporation
Consolidated Statements of Operations

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands, except for per share data)
Net revenue	$1,386,447	$1,432,110	$1,803,053
Operating expenses
Cost of revenue	812,822	830,791	894,820
Research and development	266,408	251,519	255,653
Selling, general and administrative	237,559	275,257	280,410
Acquisition-related charges	5,534	7,388	5,408
Restructuring charges	50,026	23,986	20,064
(Recovery) impairment of receivables from foundry supplier	(600)	6,495	—
Credit from reserved grant income	—	(10,689)	—
Gain on sale of assets	(4,430)	—	(35,310)
Settlement charges	21,600	—	—
Total operating expenses	1,388,919	1,384,747	1,421,045
Income (loss) from operations	(2,472)	47,363	382,008
Interest and other income (expense), net	1,959	(5,125)	(818)
Income (loss) before income taxes	(513)	42,238	381,190
Provision for income taxes	(21,542)	(11,793)	(66,200)
Net income (loss)	$(22,055)	$30,445	$314,990
Basic net income (loss) per share:
Net income (loss) per share	$(0.05)	$0.07	$0.69
Weighted-average shares used in basic net income (loss) per share calculations	427,460	433,017	455,629
Diluted net income (loss) per share:
Net income (loss) per share	$(0.05)	$0.07	$0.68
Weighted-average shares used in diluted net income (loss) per share calculations	427,460	437,582	462,673

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
Net income (loss)	$(22,055)	$30,445	$314,990
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit (expense) of $0 in 2013, $(27) in 2012 and $147 in 2011	3,325	3,902	(6,863)
Actuarial gains (losses) related to defined benefit pension plans, net of tax benefit (expense) of $(1,210) in 2013, $2,628 in 2012 and $0 in 2011	2,913	(6,778)	(197)
Unrealized holding gains (losses) on investments arising during period, net of tax benefit of $339 in 2013, $155 in 2012 and $0 in 2011	147	(946)	179
Reclassification adjustment for other-than-temporary impairment in value of investments, net of tax benefit of $450 in 2012	—	786	—
Other comprehensive income (loss)	6,385	(3,036)	(6,881)
Total comprehensive income (loss)	$(15,670)	$27,409	$308,109

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
	(in thousands, except for par value)
ASSETS
Current assets
Cash and cash equivalents	$276,881	$293,370
Short-term investments	2,181	2,687
Accounts receivable, net of allowance for doubtful accounts of $1,926 and $11,005, respectively	206,757	188,488
Inventories	274,967	348,273
Prepaids and other current assets	92,234	125,019
Total current assets	853,020	957,837
Fixed assets, net	184,983	221,044
Goodwill	108,240	104,430
Intangible assets, net	28,116	27,257
Other assets	178,167	122,965
Total assets	$1,352,526	$1,433,533
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$95,872	$103,980
Accrued and other liabilities	155,406	203,510
Deferred income on shipments to distributors	42,594	29,226
Total current liabilities	293,872	336,716
Other long-term liabilities	120,727	100,179
Total liabilities	414,599	436,895
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	—	—
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 425,390 at December 31, 2013 and 428,593 at December 31, 2012	425	429
Additional paid-in capital	838,908	881,945
Accumulated other comprehensive income	12,797	6,412
Retained earnings	85,797	107,852
Total stockholders’ equity	937,927	996,638
Total liabilities and stockholders’ equity	$1,352,526	$1,433,533

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
Consolidated Statements of Cash Flows

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(22,055)	$30,445	$314,990
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	75,084	76,933	76,986
Curtailment gain	(1,607)	—	—
(Gain) loss from foundry arrangement	(3,034)	10,628	—
(Recovery) impairment of receivable from foundry supplier	(600)	6,495	—
Asset impairment charges	7,502	—	—
Non-cash (gains) losses on sale of fixed assets, net	(886)	264	(36,333)
Deferred income taxes	(8,660)	(23,459)	44,233
Realized loss (gain) on short-term investments	—	1,037	(6,240)
Accretion of interest on long-term debt	1,113	1,017	784
Share-based compensation expense	43,124	72,442	68,125
Excess tax benefit on share-based compensation	(2,260)	(1,264)	(2,650)
Non-cash acquisition-related and other (credits) charges	(1,223)	2,916	(14)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(18,171)	24,362	19,787
Inventories	69,460	10,250	(100,695)
Current and other assets	(14,050)	32,406	(15,932)
Trade accounts payable	(13,655)	38,644	(60,113)
Accrued and other liabilities	12,912	(66,255)	(47,055)
Income taxes payable	(9,238)	2,251	(15,639)
Deferred income on shipments to distributors	13,368	(18,394)	(19,088)
Net cash provided by operating activities	127,124	200,718	221,146
Cash flows from investing activities
Acquisitions of fixed assets	(35,117)	(38,289)	(84,564)
Proceeds from the sale of business	5,092	26,908	1,597
Proceeds from the sale of fixed assets	3,100	—	47,250
Acquisition of businesses, net of cash acquired	(25,852)	(43,499)	(20,256)
Acquisitions of intangible assets	(6,328)	(4,000)	(4,000)
Sales or maturities of marketable securities	—	4,450	16,739
Investment in private companies	—	(2,500)	—
Decrease in long-term restricted cash	—	5,000	—
Net cash used in investing activities	(59,105)	(51,930)	(43,234)
Cash flows from financing activities
Principal payments on debt and capital leases	(3,644)	—	(85)
Debt issuance cost	(2,051)	—	—
Repurchases of common stock	(87,781)	(179,579)	(304,236)
Proceeds from issuance of common stock	22,948	15,537	28,746
Tax payments related to shares withheld for vested restricted stock units	(20,315)	(19,830)	(73,286)
Excess tax benefit on share-based compensation	2,260	1,264	2,650
Net cash used in financing activities	(88,583)	(182,608)	(346,211)
Effect of exchange rate changes on cash and cash equivalents	4,075	(2,241)	(3,725)
Net decrease in cash and cash equivalents	(16,489)	(36,061)	(172,024)
Cash and cash equivalents at beginning of the period	293,370	329,431	501,455
Cash and cash equivalents at end of the period	$276,881	$293,370	$329,431

Supplemental cash flow disclosures:
Interest paid	$912	$242	$1,857
Income taxes paid	$13,761	$16,064	$31,986
Supplemental non-cash investing and financing activities disclosures:
Increase (decreases) in accounts payable related to fixed assets purchases	$4,825	$(803)	$(21,000)
Decreases in liabilities related to intangible assets purchases	$(6,328)	$(4,000)	$(4,000)
Additional consideration payable related to acquisition	$—	$18,225	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	(in thousands)
Balances, December 31, 2010	456,788	$457	$1,273,853	$16,329	$(237,583)	$1,053,056
Net income	—	—	—	—	314,990	314,990
Other comprehensive loss	—	—	—	(6,881)	—	(6,881)
Share-based compensation expense	—	—	69,102	—	—	69,102
Tax benefit on share-based compensation expense	—	—	939	—	—	939
Exercise of stock options	4,285	4	19,336	—	—	19,340
Issuance of common stock under employee stock purchase plan	1,514	2	9,404	—	—	9,406
Vested restricted stock units	6,345	6	—	—	—	6
Vested performance restricted stock units	8,485	8	—	—	—	8
Shares withheld for employee taxes related to vested restricted stock units	(6,252)	(6)	(73,280)	—	—	(73,286)
Repurchase of common stock	(28,776)	(29)	(304,207)	—	—	(304,236)
Balances, December 31, 2011	442,389	$442	$995,147	$9,448	$77,407	$1,082,444
Net income	—	—	—	—	30,445	30,445
Other comprehensive loss	—	—	—	(3,036)	—	(3,036)
Share-based compensation expense	—	—	71,974	—	—	71,974
Equity related restructuring charges	—	—	413	—	—	413
Tax benefit on share-based compensation expense	—	—	(1,738)	—	—	(1,738)
Exercise of stock options	1,239	2	4,578	—	—	4,580
Issuance of common stock under employee stock purchase plan	1,770	2	10,955	—	—	10,957
Vested restricted stock units	7,975	8	—	—	—	8
Shares withheld for employee taxes related to vested restricted stock units	(2,100)	(2)	(19,828)	—	—	(19,830)
Repurchase of common stock	(22,680)	(23)	(179,556)	—	—	(179,579)
Balances, December 31, 2012	428,593	$429	$881,945	$6,412	$107,852	$996,638
Net loss	—	—	—	—	(22,055)	(22,055)
Other comprehensive income	—	—	—	6,385	—	6,385
Share-based compensation expense	—	—	42,454	—	—	42,454
Equity related restructuring charges	—	—	566	—	—	566
Tax benefit on share-based compensation expense	—	—	(913)	—	—	(913)
Exercise of stock options	2,990	3	12,340	—	—	12,343
Issuance of common stock under employee stock purchase plan	1,920	2	10,603	—	—	10,605
Vested restricted stock units	7,335	7	(7)	—	—	—
Shares withheld for employee taxes related to vested restricted stock units	(3,256)	(4)	(20,311)	—	—	(20,315)
Repurchase of common stock	(12,192)	(12)	(87,769)	—	—	(87,781)
Balances, December 31, 2013	425,390	$425	$838,908	$12,797	$85,797	$937,927

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Atmel Corporation and its wholly-owned subsidiaries (collectively "Atmel" or the "Company") is one of the world’s leading designers, developers and suppliers of microcontrollers, which are self-contained computers-on-a-chip. Microcontrollers are generally less expensive, consume less power and offer enhanced programming capabilities compared to traditional microprocessors. The Company's microcontrollers and related products are used in many of the world’s leading industrial and automotive electronics, mobile computing and communications devices, including smartphones, tablets, Ultrabooks and personal computers, and other electronics products in which they provide core, embedded functionalities for, among other things, touch and proximity sensing, sensor management, security and encryption, wireless connectivity, lighting and system controls and battery management. The Company continues to extend its product portfolio through the ongoing development and introduction of additional wireless products that allow devices to communicate and connect with each other, having continued to integrate enhanced wireless capabilities into the Company's product portfolio using technologies such as Zigbee and “Wi-Fi Direct,” that enable the so-called “Internet of Things,” where smart, connected devices and appliances seamlessly share data and information. The Company also expects these products to proliferate within the quickly evolving “wearables” sector, where its microcontrollers may be used to manage multiple accelerometers or sensors within a device, to communicate information from that device to a gateway, or to track or monitor other activities. The Company also continues to enable and enhance human computer interaction by leveraging its market leading capacitive touch products, its microcontroller know-how and its significant intellectual property ("IP") portfolio. In addition, the Company continuously seeks new market opportunities that benefit from its corporate and technology strengths, as it did when the Company launched its XSense product, a new type of proprietary metal mesh technology for touch sensors. To maintain a broad market reach, the Company also designs and sells other semiconductor products that complement its microcontroller business, including nonvolatile memory, radio frequency and mixed-signal components and application specific integrated circuits. The Company's product portfolio allows the Company to address a broad range of high growth applications, including, for example, industrial, building and home electronics systems, smart meters used for utility monitoring and billing, commercial, residential and architectural LED-based lighting systems, touch panels used on household and industrial appliances, medical devices, aerospace and military products and systems, and a growing universe of electronic-based automotive systems like keyless ignition and access, engine control, air-bag deployment, and lighting and entertainment systems. The Company expects the market for microcontrollers to continue to expand over time as tactile, gesture and proximity-based user interfaces become increasingly prevalent, as additional intelligence is built into an ever-growing universe of everyday products for the “Internet of Things” or integrated within “wearable” devices, as industrial and automotive customers accelerate the replacement of mechanical or passive controls in their products, and as power management, authentication, cryptographic, security and similar capabilities become increasingly critical to many industrial, automotive, consumer and medical products.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates in these financial statements include provision for excess and obsolete inventory, sales return reserves, share-based compensation expense, allowances for doubtful accounts receivable, warranty accruals, estimates for useful lives associated with long-lived assets, asset impairment charges, recoverability of goodwill and intangible assets, restructuring charges, fair value of net assets held for sale, liabilities for uncertain tax positions, and deferred tax asset valuation allowances. Actual results could differ from those estimates.

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

Investments

All of the Company's investments are classified as available-for-sale. Available-for-sale securities with an original or remaining maturity of greater than 90 days, as of the date of purchase, are classified as short-term when they represent investments of cash that are intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrealized (losses) gains, net of related tax, included as a component of accumulated other comprehensive income.

The Company's marketable securities include corporate equity securities and auction-rate securities. The Company monitors its investments for impairment periodically and recognizes an impairment charge when the decline in the fair value of these investments is judged to be other-than temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. The Company considers various factors in determining whether impairment is other-than-temporary, including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company's investments include an auction-rate security with a fair value of $1.1 million at both December 31, 2013 and 2012, which is structured with short-term interest rate reset dates of either 7 days or 28 days, and contractual maturities that can be in excess of 10 years. The Company evaluates its portfolio by continuing to monitor the credit rating and interest yields of these auction-rate securities and status of reset at each auction date.

Accounts Receivable

An allowance for doubtful accounts is calculated based on the aging of Atmel's accounts receivable, historical experience, and management judgment. Atmel writes off accounts receivable against the allowance when Atmel determines a balance is uncollectible and no longer intends to actively pursue collection of the receivable. The Company's bad debt expenses (recoveries) were not material for the years ended December 31, 2013, 2012 and 2011.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the following estimated useful lives:

Building and improvements	10	to	20 years
Machinery, equipment and software	3	to	5 years
Furniture and fixtures			5 years

Maintenance, repairs and minor upgrades are expensed as incurred.

Investments in Privately-Held Companies

Periodically, the Company makes minority investments in certain privately-held companies to further its strategic objectives. Investments in privately-held companies are accounted for at historical cost or, if Atmel has significant influence over the investee, using the equity method of accounting. Atmel's proportionate share of income or losses from investments accounted for under the equity method, and any gain or loss on disposal, are recorded in interest and other income (expense), net. Investments in privately- held companies are included in other assets on the Company's consolidated balance sheets.

For investments in privately-held companies, the Company monitors for impairment annually, or when indicators arise, and reduces their carrying values to fair value when the declines are determined to be other-than-temporary.

Revenue Recognition

The Company sells its products to original equipment manufacturers ("OEMs") and distributors and recognizes revenue when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Allowances for sales returns and other credits are recorded at the time of sale.

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

For sales to certain distributors (primarily based in the U.S. and Europe) with agreements allowing for price protection and product returns, the Company historically has not had the ability to estimate future claims at the point of shipment, and given that price is not fixed or determinable at that time, revenue is not recognized until the distributor sells the product to its end customer. At the time of shipment to these distributors, the Company records a trade receivable for the selling price as there is a legally-enforceable right to payment, relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor, and records the gross margin in deferred income on shipments to distributors on the consolidated balance sheets.

For sales to independent distributors in Asia, excluding Japan, the Company invoices these distributors at full list price upon shipment and issues a rebate, or "credit," once product has been sold to the end customer and the distributor has met certain reporting requirements. After reviewing the more limited pricing, rebate and quotation-related terms, the Company concluded that it could reliably estimate future claims, and therefore recognized revenue at the point of shipment for its Asian distributors (excluding Japan), assuming all of the other revenue recognition criteria are met, utilizing amounts invoiced, less estimated future claims.

Grant Recognition

Subsidy grants from government organizations are amortized as a reduction of expenses over the period the related obligations are fulfilled. Recognition of future subsidy benefits will depend on the Company's achievement of certain technical milestones, capital investment spending goals, employment goals and other requirements. The Company recognized subsidy grant benefits as a reduction of either cost of revenue or research and development expenses, depending on the nature of the grant. The reduction to research and development expenses amounted to $5.0 million, $4.2 million and $3.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The amounts recognized as a reduction of cost of revenue were not material in each of those years.

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

As of December 31, 2013 and 2012, the total liability for grant benefits subject to repayment was $0.6 million and $5.1 million, respectively, and is included in accrued and other liabilities on the consolidated balance sheets.

Advertising Costs

Atmel expenses all advertising costs as incurred. Advertising costs were not significant for the years ended December 31, 2013, 2012 and 2011.

Foreign Currency Translation

Certain of Atmel's major international subsidiaries use their local currencies as their respective functional currencies. Financial statements of these foreign subsidiaries are translated into U.S. dollars at current rates, except that revenue, costs and expenses are translated at average current rates during each reporting period. The effect of translating the accounts of these foreign subsidiaries into U.S. dollars has been included in the consolidated statements of stockholders' equity and comprehensive (loss) income as a foreign currency translation adjustment. Gains and losses from re-measurement of assets and liabilities denominated in currencies other than the respective functional currencies are included in the consolidated statements of operations. Gains due to foreign currency re-measurement included in interest and other income (expense), net for the years ended December 31, 2013, 2012 and 2011 were $2.3 million, $0.4 million and $6.0 million, respectively.

Share-Based Compensation

The Company determines the fair value of options and ESPP shares on the measurement date utilizing an option-pricing model, which is affected by its common stock price, as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors during the expected period between the stock option grant date and stock option exercise date. For performance-based restricted stock units, the Company is required to assess the probability of achieving certain financial objectives at the end of each reporting period. Based on the assessment of this probability, which requires subjective judgment, the Company records share-based compensation expense before the performance criteria are actually fully achieved, which may then be reversed in future periods if the Company determines that it is no longer probable that the objectives will be achieved. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures. The fair value of a restricted stock unit is equivalent to the market price of the Company's common stock on the measurement date.

Valuation of Goodwill and Intangible Assets
Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. The Company reviews goodwill and intangible assets with indefinite lives for impairment annually at the beginning of the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. While the Company is permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for the annual goodwill impairment test in the fourth quarter of fiscal 2013, the Company performed a quantitative test for all of our reporting units with goodwill. The performance of the test involves a two-step process. The first step requires comparing the fair value of each of the reporting units to its net book value, including goodwill. The Company has three reporting units with goodwill, the fair values of which are determined based on an income approach, whereby the Company calculates the fair value of the reporting unit based on the present value of estimated future cash flows, which are formed by evaluating operating plans. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company records an impairment loss equal to the difference. The Company has not been required to perform this second step of the process because the fair value of the reporting units have exceeded their net book value for the year ended December 31, 2013.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions may include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount for each reporting unit.

Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the Company may not be able to recover the asset's carrying amount.

Certain Risks and Concentrations

Atmel sells its products primarily to OEMs and distributors in North America, Europe and Asia, generally without requiring any collateral. Atmel performs ongoing credit evaluations and seeks to maintain adequate allowances for potential credit losses. One distributor accounted for 20% of accounts receivable at December 31, 2013 and no customer accounted for 10% or more of accounts receivable at December 31, 2013. Two distributors accounted for 14% and 12%, respectively, of accounts receivable at December 31, 2012 and one customer accounted for 10% of accounts receivable at December 31, 2012. The Company had one distributor and one customer that accounted for 14% and 12%, respectively, of net revenue in the year ended December 31, 2013. The Company had one distributor and one customer that accounted for 12% and 10%, respectively, of net revenue in the year ended December 31, 2012. No single customer accounted for 10% or more of net revenue in the year ended December 31, 2011.

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company's financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely introduction of new products and implementation of new manufacturing process technologies and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor industry has historically been cyclical and subject to significant economic downturns at various times. As a result, Atmel may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors. Atmel believes that its existing cash, cash equivalents and investments together with cash flow from operations and future withdrawals from a new credit facility, will be sufficient to support its liquidity and capital investment activities for the next twelve months.

Additionally, the Company relies on a limited number of contract manufacturers to provide assembly services for its products. The inability of a contract manufacturer or supplier to fulfill supply requirements of the Company could materially affect future operating results.

Income Taxes

The Company's (provision for) benefit from income tax comprises its current tax liability and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that in management's judgment is more likely than not to be recoverable against future taxable income. No U.S. taxes are provided on earnings of non-U.S. subsidiaries to the extent such earnings are deemed to be indefinitely reinvested.

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

Any adjustment to the net deferred tax asset valuation allowance would be recorded in the consolidated statements of operations for the period that the adjustment is determined to be required.

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

Costs that the Company incurs to acquire completed product and process technology are capitalized and amortized on a straight-line basis over three to five years. Capitalized product and process technology costs are amortized over the shorter of the estimated useful life of the technology or the term of the technology agreement.

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

Research and Development

Cost incurred in the research and development of Atmel's products is expensed as incurred. Research and development expenses were $266.4 million, $251.5 million and $255.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Note 2 BALANCE SHEET DETAILS
Inventories are comprised of the following:

	December 31, 2013	December 31, 2012
	(in thousands)
Raw materials and purchased parts	$9,547	$19,963
Work-in-progress	200,434	231,614
Finished goods	64,986	96,696
	$274,967	$348,273
Prepaids and other current assets consist of the following:

	December 31, 2013	December 31, 2012
	(in thousands)
Deferred income tax assets	$35,493	$53,105
Income tax receivable	8,668	6,346
Prepaid income taxes	2,938	13,113
Value-added tax receivable	2,734	7,144
Other	42,401	45,311
	$92,234	$125,019
Other assets consist of the following:

	December 31, 2013	December 31, 2012
	(in thousands)
Deferred income tax assets, net of current portion	$134,365	$102,315
Investments in privately-held companies	8,128	8,493
Auction-rate securities	1,066	1,066
Other	34,608	11,091
	$178,167	$122,965
Accrued and other liabilities consist of the following:

	December 31, 2013	December 31, 2012
	(in thousands)
Accrued salaries and benefits and other employee related	$67,486	$54,993
Accrued restructuring	25,441	16,222
Royalties and licenses	8,204	4,295
Advance payments from customer	4,668	10,000
Warranty accruals and accrued returns	4,406	10,411
Income taxes payable	3,219	7,863
Grants to be repaid	579	5,054
Deferred income tax liability, current portion	208	304
Current portion of market price adjustment to supply agreement	—	20,953
Other	41,195	73,415
	$155,406	$203,510

Other long-term liabilities consist of the following:

	December 31, 2013	December 31, 2012
	(in thousands)
Income taxes payable	$50,334	$26,744
Accrued pension liability	38,418	40,087
Long-term debt and capital lease obligations, less current portion	7,010	5,602
Long-term technology license payable	3,568	—
Advance payments from customer	—	4,668
Other	21,397	23,078
	$120,727	$100,179
Advance payments from customer relate to an agreement that the Company entered into with a specific customer in fiscal 2000. The agreement calls for the Company to supply either a minimum quantity of the Company's products or make minimum repayments. The minimum payment required to be made annually is the greater of 15% of the value of product shipped to the customer or $10.0 million, until such time that the advances have been fully repaid. The Company repaid $10.0 million in each of the years ended December 31, 2013, 2012 and 2011 under this agreement. As of December 31, 2013, the Company had remaining$4.7 million which was recorded in accrued and other liabilities.
Included in other long-term liabilities is a note payable to an entity in which the Company has an equity investment to further its strategic objectives. The total outstanding amount due was $3.6 million, of which $2.9 million is included in other long-term liabilities and $0.7 million is included in accounts payable at December 31, 2013, and $7.5 million at December 31, 2012, of which $6.6 million is included in other long-term liabilities and $0.9 million is included in accounts payable. In addition, the Company paid $6.7 million, $6.6 million and $3.7 million to this entity for the years ended December 31, 2013, 2012 and 2011, respectively, relating to a cost sharing arrangement for facility services at its Heilbronn, Germany facility.
Included in accrued and other liabilities as of December 31, 2012 is a liability related to a manufacturing services agreement entered into with LFoundry Rousset S.A.S. (“LFoundry Rousset”). In connection with the sale of the Company’s Rousset manufacturing operations to LFoundry GmbH (“LFoundry GmbH”) in June 2010, subsidiaries of the Company entered into certain other ancillary agreements, including a manufacturing services agreement (“MSA”) in which the subsidiaries agreed to purchase wafers following the closing on a “take-or-pay” basis. The present value of the liability was reduced over the term of the MSA as the wafers were purchased. The MSA liability was reduced by $21.0 million, $34.5 million, $31.9 million for the wafers purchased in the years ended December 31, 2013, 2012 and 2011, respectively. The Company recorded $0.3 million, $2.3 million and $4.5 million in interest expense relating to the MSA liability for the years ended December 31, 2013, 2012 and 2011, respectively.
Note 3 BUSINESS COMBINATIONS
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
The purchase price allocation as of the closing date of the acquisition and estimated useful lives of identifiable intangible assets subject to amortization are as follows:

	Purchase Price Allocation	Estimated Useful Lives
	(in thousands)
Total purchase price	$10,263
Less:
Net tangible assets acquired	(1,374)
Intangible assets acquired:
Customer relationships	(1,200)	3 years
Developed technologies	(2,100)	6 years
Backlog	(200)	1 year or less
Total intangible assets	(3,500)
Goodwill	$5,389

The total purchase price paid by the Company exceeded the estimated fair value of the intangible assets of the acquired business, which were $3.5 million, and net tangible assets which were $1.4 million. Based on the foregoing, as part of the purchase price allocation, the Company allocated $5.4 million of the purchase price to goodwill.
Ozmo, Inc.
On December 20, 2012, the Company completed the acquisition of Ozmo, Inc ("Ozmo"), a provider of ultra-low Wi-Fi Direct solutions for approximately $64.4 million in cash, of which $15.6 million was paid in the first quarter of 2013. Ozmo's business is included in the Company's Microcontroller segment. The acquisition of Ozmo was intended to enable the Company to offer complementary products, to enhance the Company's existing wireless product portfolio, and potentially to accelerate time-to-market for future wireless microcontroller products that may integrate Ozmo technologies. Prior to the acquisition, Ozmo's assets consisted primarily of approximately 50 employees, patents and other intellectual property assets related to the development of Wi-Fi technologies. The acquisition, therefore, qualified as a business for accounting purposes and was accounted for under the acquisition method of accounting.

A total of $7.7 million of the purchase consideration was distributed into an escrow account to meet any indemnification claims. The escrow account is legally owned by the shareholder rights representative. As the Company does not have legal title of the account, no asset and corresponding liability will be recorded relating to the amounts held in escrow.
Former Ozmo shareholders are eligible to receive a potential earnout in 2013 and 2014 of up to $22.0 million, subject to the achievement of specified revenue targets and, with respect to a portion of the earnout allocable to certain former Ozmo shareholders now employed by the Company, to their continuing employment. The Company recorded a liability in December 2012 of $1.9 million in respect of this potential earnout contingency, representing the fair value of the earnout potential, as adjusted to reflect a probability-weighted forecast for 2013 and 2014 Ozmo revenue and as further discounted by a 17% expected rate of return. As of December 31, 2013, the Company reversed the liability through a credit to acquisition-related charges line in the consolidated statements of operations as management revised the estimate of 2014 revenue.
The total purchase price of the acquisition was as follows:

December 20, 2012
(in thousands)

Cash in exchange for shareholders' equity interest	$58,165
Unvested shares in Ozmo	237
Transaction expenses incurred by Ozmo	1,816
Long-term debt paid on behalf of Ozmo	1,415
Fair value of contingent consideration (earn-out provision)	1,927
Liabilities assumed	861
Total purchase price	$64,421
The purchase price allocation as of the closing date of the acquisition and estimated useful lives of identifiable intangible assets subject to amortization are as follows:

	Purchase Price Allocation	Estimated Useful Lives
	(in thousands)
Total purchase price	$64,421
Less:
Net tangible assets acquired	(2,805)
Intangible assets acquired:
Customer relationships	(2,650)			3 years
Developed technologies	(12,020)	4	to	6 years
Non-compete agreements, tradename and backlog	(780)	1	to	3 years
Total intangible assets	(15,450)
Goodwill	$46,166
The goodwill recorded, including workforce, in connection with the acquisition, was assigned to the Company’s Microcontroller segment. The goodwill balance of $46.2 million above was reduced by $12.2 million related to net deferred tax assets created as a result of the net operating losses generated by Ozmo in previous periods. Such goodwill is not expected to be deductible for tax purposes. The Company's determination of fair value of tangible and intangible assets acquired was corroborated by a third-party valuation.
The acquisitions referred to in this Note 3 were not material to the Company at the time of acquisition. As a result, pro forma profit and loss statements for the acquired businesses are not presented.

Note 4 INVESTMENTS

Investments at December 31, 2013 and 2012 primarily include corporate equity securities and auction-rate securities.

All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of certain auction-rate securities as described below. Net unrealized gains and losses that are deemed to be temporary are reported within stockholders’ equity on the Company’s consolidated balance sheets as a component of accumulated other comprehensive income. Unrealized losses that are deemed to be other-than-temporary are recorded in the consolidated statements of operations in the period such determination is made. Gross realized gains or losses are recorded based on the specific identification method. For the years ended December 31, 2013 and 2011, the Company's gross realized gains and losses on short-term investments were not significant. For the year ended December 31, 2012, the Company's gross realized gains were not significant and the Company had a $1.2 million loss related to an "other-than-temporary impairment" in connection with an equity investment. The Company’s investments are further detailed in the table below:

	December 31, 2013		December 31, 2012
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
	(in thousands)
Corporate equity securities	$2,687	$2,181	$2,687	$2,687
Auction-rate security	983	1,066	983	1,066
	3,670	3,247	3,670	3,753
Unrealized gains	83		83
Unrealized losses	(506)		—
Net unrealized (losses) gains	(423)		83
Fair value	$3,247		$3,753
Amount included in short-term investments		$2,181		$2,687
Amount included in other assets		1,066		1,066
		$3,247		$3,753

The Company's corporate equity securities include an investment in a European publicly-traded company, which was acquired by the Company through the sale of corporate assets. In the fourth quarter of 2012, the Company recorded an impairment charge of $1.2 million on this investment, which it concluded to be other-than-temporary.

The Company's only available-for-sale debt security had a contractual maturity greater than 10 years and totaled $1.0 million (at adjusted cost) as of December 31, 2013.

During the year ended December 31, 2012, the Company redeemed a portion of its auction-rate securities in the open market, resulting in an insignificant gain. During 2013, auctions for the Company's sole auction-rate security continued to fail and as a result this security continues to be illiquid. The Company concluded that its remaining $1.0 million (adjusted cost) of auction-rate security is unlikely to be liquidated within the next twelve months and classified this security as long-term investment, which is included in other assets on the consolidated balance sheets.

The Company has classified all investments with original maturity dates of 90 days or more as short-term as it has the ability and intent to liquidate them within the year, with the exception of the Company’s remaining auction-rate securities, which have been classified as long-term investments and included in other assets on the consolidated balance sheets.

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

The tables below present the balances of investments measured at fair value on a recurring basis:

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$1,245	$1,245	$—	$—

Short-term investments
Corporate equity securities	2,181	2,181	—	—

Other assets
Auction-rate security	1,066	—	—	1,066

Investment funds - Deferred compensation plan assets
Institutional money market funds	2,225	2,225	—	—
Fixed income	338	338	—	—
Marketable equity securities	3,279	3,279	—	—
Total institutional funds - Deferred compensation plan	5,842	5,842	—	—
Total other assets	6,908	5,842	—	1,066
Total	$10,334	$9,268	$—	$1,066

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$1,036	$1,036	$—	$—

Short-term investments
Corporate equity securities	2,687	2,687	—	—

Other assets
Auction-rate security	1,066	—	—	1,066

Investment funds - Deferred compensation plan assets
Institutional money market funds	597	597	—	—
Fixed income	902	902	—	—
Marketable equity securities	3,479	3,479	—	—
Total institutional funds - Deferred compensation plan	4,978	4,978	—	—
Total other assets	6,044	4,978	—	1,066
Total	$9,767	$8,701	$—	$1,066

The Company’s investments, with the exception of auction-rate security, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, or broker or dealer quotations. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

Auction-rate securities are classified within Level 3 because significant assumptions for such securities are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of the Company's total assets as of December 31, 2013. The Company redeemed one auction rate security in the open market at book value of $1.2 million in the year ended December 31, 2012.

There were no changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012. There were no transfers between Level 1 and 2 hierarchies for the years ended December 31, 2013 and 2012.
Note 6 FIXED ASSETS, NET
Fixed assets, net consist of the following:

	December 31, 2013	December 31, 2012
	(in thousands)
Land	$11,464	$14,489
Buildings and improvements	519,114	510,468
Machinery and equipment	918,093	966,756
Furniture and fixtures	19,794	21,636
Construction-in-progress	17,240	2,743
	1,485,705	1,516,092
Less: Accumulated depreciation and amortization	(1,300,722)	(1,295,048)
	$184,983	$221,044

Depreciation expense on fixed assets for the years ended December 31, 2013, 2012 and 2011 was $66.6 million, $67.6 million and $68.9 million, respectively. Fixed assets acquired under capital leases were not material at December 31, 2013, 2012 and 2011.
Note 7 GOODWILL AND INTANGIBLE ASSETS, NET
The following table summarizes activities related to the carrying value of goodwill:

	Micro- Controllers	ASIC	Total
	(in thousands)
Balance at December 31, 2011	$66,645	$1,017	$67,662
Goodwill recorded in connection with acquisition	46,166	—	46,166
Effects of foreign currency translation	(9,414)	16	(9,398)
Balance at December 31, 2012	$103,397	$1,033	$104,430
Goodwill recorded in connection with acquisition	5,389	—	5,389
Effects of foreign currency translation	(1,625)	46	(1,579)
Balance at December 31, 2013	$107,161	$1,079	$108,240

Intangible assets, net, consist of technology licenses and acquisition-related intangible assets as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Licensed technology	$23,814	$18,123
Accumulated amortization	(18,470)	(16,171)
Total technology licenses	5,344	1,952
Customer relationships	25,857	24,657
Developed technologies	22,398	20,298
Non-compete agreements, tradename and backlog	3,794	3,595
Acquisition-related intangible assets	52,049	48,550
Accumulated amortization	(29,277)	(23,245)
Total acquisition-related intangible assets	22,772	25,305
Total intangible assets, net	$28,116	$27,257

Amortization expense for technology licenses totaled $2.3 million, $3.7 million and $3.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense for acquisition-related intangible assets totaled $6.0 million, $5.6 million and $4.6 million, of which $1.0 million, $1.5 million and $1.1 million pertained to developed technology, for the years ended December 31, 2013, 2012 and 2011, respectively.
The following table presents the estimated future amortization of the technology licenses and acquisition-related intangible assets:

Years Ending December 31:	Technology Licenses	Acquisition-Related Intangible Assets	Total
	(in thousands)
2014	$1,563	$5,152	$6,715
2015	1,390	4,588	5,978
2016	1,147	3,381	4,528
2017	1,147	3,181	4,328
2018	97	3,005	3,102
Thereafter	—	3,465	3,465
Total future amortization	$5,344	$22,772	$28,116

Note 8 BORROWING ARRANGEMENTS
Senior Secured Revolving Credit Facility

On December 6, 2013, the Company entered into a five-year $300.0 million, senior secured revolving credit facility (the “Facility”), the terms of which are set forth in a Credit Agreement (the “Credit Agreement”) among the Company, a group of lenders led by Morgan Stanley Senior Funding, Inc., as administrative agent, and Union Bank N.A., BNP Paribas and SunTrust Bank as co-syndication agents. The Company may increase the aggregate availability under the Facility through a customary “accordion” feature in an amount not to exceed $250.0 million. The Company recorded debt issuance costs of $2.1 million associated with the Facility that will amortize over the expected life of the Facility.

Borrowings under the Facility will be available for general corporate purposes, including working capital, stock repurchases, acquisitions and other purposes. Amounts outstanding under the Facility are due on the earlier of December 6, 2018 or 180 days prior to the maturity date of any Permitted Convertible Notes (as defined in the Credit Agreement) if, in the latter case, the Company does not otherwise have available sufficient unrestricted cash and other investments to redeem the Permitted Convertible Notes.

The Company may prepay loans under the Credit Agreement at any time, in whole or in part, upon payment of accrued interest and break funding payments, if applicable. The Company may terminate or reduce the Facility at any time without penalty. The obligations under the Facility are guaranteed by certain domestic subsidiaries of the Company, are secured by a pledge of substantially all of the assets of the Company and the guarantors, and contains affirmative, negative and financial covenants. Affirmative covenants include, among other things, the delivery of financial statements and other information. Negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, investments and transactions with affiliates. The financial covenants require the Company to maintain compliance with a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in an acceleration of obligations under the Credit Agreement. At December 31, 2013, there were no outstanding borrowings under the Facility and the Company was in compliance with all financial covenants of the Credit Agreement.

Other Long-Term Debt

The Company had long-term debt obligations amounting to $7.0 million and $5.6 million as of December 31, 2013 and 2012, respectively, relating to an amount previously advanced from a foreign government which is repayable in 2015. The balance is increased on a quarterly basis as a result of interest accretion. The repayment amount is expected to be approximately $9.6 million in 2015.

Note 9 STOCKHOLDERS’ EQUITY

Share-Based Compensation

The components of the Company's share-based compensation expense are summarized below:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
Employee stock options	$1,644	$3,470	$5,685
Employee stock purchase plan	2,858	3,107	2,511
Restricted stock units	37,952	65,397	60,906
Net amounts released from (capitalized in) inventory	670	468	(977)
	$43,124	$72,442	$68,125
The accounting standard on share-based compensation requires the gross benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to share-based compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company reported gross excess tax benefits of $2.3 million, $1.3 million and $2.7 million in the years ended December 31, 2013, 2012 and 2011, respectively.
There was no significant non-employee share-based compensation expense for the years ended December 31, 2013, 2012 and 2011.
The following table summarizes share-based compensation, net of amount capitalized in (released from) inventory, included in operating results:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
Cost of revenue	$5,889	$8,052	$7,840
Research and development	14,852	22,825	22,916
Selling, general and administrative	22,383	41,565	37,369
Total share-based compensation expense, before income taxes	43,124	72,442	68,125
Tax benefit	(7,707)	(12,060)	(10,453)
Total share-based compensation expense, net of income taxes	$35,417	$60,382	$57,672

Stock Options, Restricted Stock Units and Employee Stock Purchase Plan

In May 2005, Atmel’s stockholders initially approved Atmel’s 2005 Stock Plan (as amended, the “2005 Stock Plan”). On May 9, 2013, Atmel's stockholders approved an amendment to the 2005 Stock Plan to increase the number of shares allocated to the 2005 Stock Plan by 25.0 million shares. As of December 31, 2013, 158.0 million shares had been authorized for issuance under the 2005 Stock Plan, and 21.2 million shares remained available for issuance without giving effect to any adjustment that may be required by the terms of the 2005 Stock Plan in respect of shares underlying restricted stock or restricted stock units. Under the 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Restricted stock units generally vest on a quarterly basis over a service period of up to four years from the grant date, although restricted stock unit grants to newly-hired employees generally have a one-year cliff vest equal to one-quarter of the total grant. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options		Weighted-
			Exercise	Average
	Available for Grant	Number of Options	Price per Share	Exercise Price per Share
	(in thousands, except for per share data)
Balances, December 31, 2010	11,463	12,660	$1.68-$14.94	$4.35
Additional shares approved for issuance	19,000	—	—	—
Restricted stock units issued	(6,343)	—	—	—
Plan adjustment for restricted stock units issued	(4,017)	—	—	—
Performance-based restricted stock units issued	(3,474)	—	—	—
Plan adjustment for performance-based restricted stock units issued	(2,124)	—	—	—
Restricted stock units cancelled	1,025	—	—	—
Plan adjustment for restricted stock units cancelled	793	—	—	—
Performance-based restricted stock units cancelled	25	—	—	—
Plan adjustment for performance-based restricted stock units cancelled	17	—	—	—
Options cancelled/expired/forfeited	158	(158)	$2.11-$14.94	$5.01
Options exercised	—	(4,285)	$1.80-$13.77	$4.51
Balances, December 31, 2011	16,523	8,217	$1.68-$10.01	$4.26
Restricted stock units issued	(8,507)	—	—	—
Plan adjustment for restricted stock units issued	(5,189)	—	—	—
Performance-based restricted stock units issued	(338)	—	—	—
Plan adjustment for performance-based restricted stock units issued	(206)	—	—	—
Restricted stock units cancelled	1,783	—	—	—
Plan adjustment for restricted stock units cancelled	1,248	—	—	—
Performance-based restricted stock units cancelled	330	—	—	—
Plan adjustment for performance-based restricted stock units cancelled	201	—	—	—
Options cancelled/expired/forfeited	303	(303)	$2.11-$8.83	$4.05
Options exercised	—	(1,239)	$1.68-$8.89	$3.76
Balances, December 31, 2012	6,148	6,675	$1.68-$10.01	$4.33
Additional shares approved for issuance	25,000	—	—	—
Restricted stock units issued	(7,922)	—	—	—
Plan adjustment for restricted stock units issued	(4,563)	—	—	—
Restricted stock units cancelled	2,084	—	—	—
Plan adjustment for restricted stock units cancelled	1,388	—	—	—
2014 Plan - Performance-based restricted stock units issued	(1,048)	—	—	—
Plan adjustment for 2014 performance-based restricted stock units issued	(597)	—	—	—
2011 Plan - Performance-based restricted stock units cancelled	422	—	—	—
Plan adjustment for 2011 performance-based restricted stock units cancelled	257	—	—	—
Options cancelled/expired/forfeited	76	(76)	$1.77-$7.12	$4.95
Options exercised	—	(2,964)	$1.68-$7.12	$4.12
Balances, December 31, 2013	21,245	3,635	$2.13-$10.01	$4.50

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

Restricted stock units are granted from the pool of options available for grant. Every share underlying restricted stock, restricted stock units (including performance-based restricted stock units), or stock purchase rights issued on or after May 9, 2013 is counted against the numerical limit for options available for grant as 1.57 shares, as reflected in the table above in the line items for "Plan adjustments", except that restricted stock units (including performance-based restricted stock units), or stock purchase rights issued prior to May 9, 2013 but on or after May 18, 2011, provide for a numerical limit of 1.61 shares, and restricted stock units (including performance-based restricted stock units), or stock purchase rights issued prior to May 18, 2011 and on or after May 14, 2008, provided for a numerical limit of 1.78 shares. If shares issued pursuant to any restricted stock, restricted stock unit, and stock purchase right agreements are cancelled, forfeited or repurchased by the Company, the number of shares returned to the 2005 Stock Plan is based upon the same ratio as they were issued and will again become available for issuance.

As of December 31, 2013, there were 21.2 million shares available for issuance under the 2005 Stock Plan, or 13.5 million shares after giving effect to the applicable ratios under the 2005 Stock Plan for issuances of restricted stock units, as described above. The shares assumed as part of the Ozmo acquisition were not issued under the 2005 Stock Plan.

Restricted Stock Units

Activity related to restricted stock units is set forth below:

	Number of Units	Weighted-Average Grant Date Fair Value
	(in thousands, except for per share data)
Balances, December 31, 2010	29,250	$5.74
Restricted stock units issued	6,343	$10.88
Restricted stock units vested	(6,345)	$5.20
Restricted stock units cancelled	(1,025)	$6.80
2011 Plan - Performance-based restricted stock units issued	3,474	$13.94
2011 Plan - Performance-based restricted stock units vested	(8,485)	$4.22
2011 Plan - Performance-based restricted stock units cancelled	(25)	$9.77
Balances, December 31, 2011	23,187	$8.99
Restricted stock units issued	8,507	$6.11
Restricted stock units vested	(7,975)	$6.80
Restricted stock units cancelled	(1,783)	$7.81
2011 Plan - Performance-based restricted stock units issued	338	$9.19
2011 Plan - Performance-based restricted stock units cancelled	(330)	$12.31
Balances, December 31, 2012	21,944	$8.71
Restricted stock units issued	7,922	$7.36
Restricted stock units vested	(7,271)	$7.30
Restricted stock units cancelled	(2,084)	$8.25
2014 Plan - Performance-based restricted stock units issued	1,048	$7.33
2011 Plan - Performance-based restricted stock units cancelled	(422)	$13.50
Balances, December 31, 2013	21,137	$8.84

Excluded from the table above are 0.3 million restricted stock units, with a weighted average grant date fair value of $6.17, assumed as part of the acquisition of Ozmo.

For the year ended December 31, 2013, 7.3 million restricted stock units vested, including 3.3 million units withheld for taxes. These vested restricted stock units had a weighted-average grant date fair value of $7.30 per share for the year ended December 31, 2013. The aggregate intrinsic value of vested restricted stock units amounted to $53.5 million, $54.2 million and $193.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, total unearned share-based compensation related to unvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $120.6 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 2.2 years.

Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying such restricted stock units are not considered issued and outstanding. Upon vesting of restricted stock units, shares withheld by the Company to pay taxes are retired.

Performance-Based Restricted Stock Units

On December 17, 2013, the Company adopted the Atmel 2014 Long-Term Performance-Based Incentive Plan (the “2014 Plan”), which provides for the grant of restricted stock units to Company participants. The Company issued 1.0 million shares under the 2014 Plan for the year ended December 31, 2013. The amount of share-based compensation expense related to the 2014 Plan was not material for the year ended December 31, 2013. The Company records performance-based restricted stock units issued under the 2014 Plan based on achievement of the “target” performance metrics, which will result in a participant being credited with 100% of the performance-based shares awarded to that participant under the 2014 Plan. Achievement at the “maximum” performance metrics will result in a participant being credited with 300% of the performance-based shares awarded to that participant under the 2014 Plan.

Performance metrics for the 2014 Plan are based principally on corporate level and business unit non-GAAP semiconductor gross margin metrics, calculated at the end of each 2014 calendar quarter (other than the Company’s XSense business unit for which the performance metric will be based on 2014 cumulative calendar year revenue). Vesting of restricted stock units under the 2014 Plan is expected to commence, assuming achievement of the underlying performance metrics, in the first calendar quarter of 2015. Performance metrics and awards are not cumulative or duplicative (the final award will be based, subject to adjustment, on the highest non-GAAP semiconductor gross margin achieved during the performance period). Performance-based shares may be credited to participants at the end of any calendar quarter if a non-GAAP semiconductor gross margin performance metric has been achieved at that quarter end. Additional performance-based shares may be credited for performance that falls between “threshold” and “target” or “target” and “maximum” metrics. In the event that a performance metric is achieved and the applicable non-GAAP semiconductor gross margin performance metric, in the next succeeding 2014 calendar quarter, falls more than 2% percent below the previously achieved performance metric, the number of performance-based shares credited to a participant will be adjusted, based on average performance over the affected quarterly periods, to reflect that reduced performance.

For participants who are included within the 2014 Plan at any time after January 1, 2014, awards will be pro-rated to reflect the actual time a participant has been an employee of, or a service provider to, the Company. The amount of share-based compensation expense related to the 2014 Plan was not material for the year ended December 31, 2013.

In May 2011, we adopted the 2011 Long-Term Performance Based Incentive Plan (the “2011 Plan”), which ended on December 31, 2013. We recognized a share-based compensation credit of $14.5 million under the 2011 Plan in the year ended December 31, 2013. The credit recorded in the year ended December 31, 2013 resulted from finalizing our estimates regarding the achievement of certain performance criteria established under the 2011 Plan and increasing our forfeiture rate estimates for those performance-based restricted stock units. We recorded total share-based compensation expense related to performance-based restricted stock units of $12.7 million and $7.5 million under the 2011 Plan in the years ended December 31, 2012 and 2011, respectively.

Stock Option Awards

Options Outstanding					Options Exercisable
Range of Exercise Price ($)	Number Outstanding	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price ($)	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price ($)	Aggregate Intrinsic Value
(in thousands, except for per share prices and life data)
2.13-3.18	21	1.55	2.35	$112	21	1.55	2.35	$112
3.24-3.24	413	4.29	3.24	1,896	413	4.29	3.24	1,896
3.26-3.29	371	1.77	3.28	1,686	371	1.77	3.28	1,686
3.32-4.20	381	4.67	3.95	1,480	381	4.67	3.95	1,480
4.23-4.37	380	3.32	4.26	1,359	340	3.36	4.26	1,215
4.43-4.70	320	5.48	4.45	1,083	320	5.48	4.45	1,083
4.74-4.74	421	3.61	4.74	1,301	421	3.62	4.74	1,301
4.77-4.78	59	6.07	4.77	182	53	6.06	4.77	162
4.89-4.89	453	2.60	4.89	1,330	452	2.60	4.89	1,330
4.92-10.01	816	3.69	5.77	1,680	801	3.64	5.75	1,665
	3,635	3.67	4.50	$12,109	3,573	3.66	4.49	$11,930

Excluded from the table above are 0.1 million options, with a weighted average grant date fair value of $0.81, assumed as part of the acquisition of Ozmo.
The number of options exercisable under Atmel's stock option plans at December 31, 2013, 2012 and 2011 were 3.6 million, 6.2 million and 6.4 million, respectively. For the years ended December 31, 2013, 2012 and 2011, the number of stock options that were forfeited, but were not available for future stock option grants due to the expiration of these shares under the 1986 Stock Plan was not material.
For the years ended December 31, 2013, 2012 and 2011, the number of stock options that were exercised were 3.0 million, 1.2 million and 4.3 million, respectively, which had a total intrinsic value at the date of exercise of $9.4 million, $4.8 million and $42.0 million, respectively, and had an aggregate exercise price of $12.2 million, $4.6 million and $19.3 million, respectively.
As of December 31, 2013, total unearned compensation expense related to unvested stock options was approximately $0.3 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 0.5 year.
Employee Stock Purchase Plan

     Under the 1991 Employee Stock Purchase Plan (“1991 ESPP”) and 2010 Employee Stock Purchase Plan (“2010 ESPP” and, together with the 1991 ESPP, the “Company’s ESPPs”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85% of the fair market value of the common stock at the date of commencement of the 6-month offering period or 85% of the fair market value on the last day of the offering period. Purchases are limited to 10% of an employee’s eligible compensation subject to a maximum annual employee contribution limit of $25,000 of the market value of the shares (determined at the time the share is granted) per calendar year.

There were 0.8 million shares purchased under the 1991 ESPP for the years ended December 31, 2011 at an average price per share of $4.85. The 1991 ESPP was superseded by the 2010 ESPP in the three months ended March 31, 2011. There were 1.9 million, 1.8 million and 0.7 million shares purchased under the 2010 ESPP for the years ended December 31, 2013, 2012 and 2011 at an average price per share of $5.52, $6.19 and $8.56, respectively. Of the 25.0 million shares authorized for issuance under the 2010 ESPP, 20.6 million shares were available for issuance at December 31, 2013.

The fair value of each purchase under the Company’s ESPPs is estimated on the date of the beginning of the offering period using the Black-Scholes option-pricing model. The following assumptions were utilized to determine the fair value of the Company’s ESPPs shares:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Risk-free interest rate	0.10%	0.15%	0.12%
Expected life (years)	0.50	0.50	0.50
Expected volatility	44%	51%	46%
Expected dividend yield	—	—	—

The weighted-average fair value per share under the Company’s ESPPs for purchase periods beginning in the years ended December 31, 2013, 2012 and 2011 was $1.49, $1.75 and $2.70, respectively. Cash proceeds from the issuance of shares under the Company’s ESPPs were $10.6 million, $11.0 million and $9.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Common Stock Repurchase Program

Atmel’s Board of Directors has authorized an aggregate of $1,000.0 million of funding for the Company’s common stock repurchase program since 2010. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of the Company’s cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities. As of December 31, 2013, $339.5 million remained available for repurchasing common stock under this program.

During the years ended December 31, 2013, 2012 and 2011, Atmel repurchased 12.2 million, 22.7 million and 28.8 million shares, respectively, of its common stock on the open market at an average repurchase price of $7.20, $7.92 and $10.57 per share, respectively, excluding commission, and subsequently retired those shares. Common stock and additional paid-in capital were reduced by $87.8 million, $179.6 million and $304.2 million, excluding commission, for the years ended December 31, 2013, 2012 and 2011, respectively, as a result of the stock repurchases.

Note 10 ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for the Company arises from foreign currency translation adjustments, actuarial loss related to defined benefit pension plans and net unrealized loss on investments. The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of tax:

	Foreign currency translation adjustments	Defined benefit pension plans	Change in unrealized loss on investments	Total
	(in thousands)
Balance as of December 31, 2011	$7,725	$1,712	$11	$9,448
Other comprehensive income (loss) before reclassifications	3,902	(6,778)	(946)	(3,822)
Amounts reclassified from accumulated other comprehensive income	—	—	786	786
Net increase (decrease) in other comprehensive income	3,902	(6,778)	(160)	(3,036)
Balance as of December 31, 2012	$11,627	$(5,066)	$(149)	$6,412
Other comprehensive income before reclassifications	3,325	2,913	147	6,385
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net increase in other comprehensive income	3,325	2,913	147	6,385
Balance as of December 31, 2013	$14,952	$(2,153)	$(2)	$12,797

All amounts reclassified from accumulated other comprehensive income were related to losses on available-for-sale securities. These reclassifications impacted "interest and other income (expense), net" on the consolidated statements of operations.

Note 11 COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. The Company also leases certain manufacturing equipment and software rights under operating leases. Total rental expense for the years ended December 31, 2013, 2012 and 2011 was $24.4 million, $25.0 million and $20.1 million, respectively.
On August 30, 2011, the Company completed the sale of its former San Jose corporate headquarters and adjacent parcels of land for an aggregate sale price of $48.5 million.
On August 30, 2011, the Company entered into a ten-year lease of approximately $52.6 million for its current headquarters located at 1600 Technology Drive in San Jose, California (the "Technology Drive Lease").
Aggregate non-cancelable future minimum rental payments under operating leases, including manufacturing equipment and software rights, are as follows:

Years Ending December 31:	Operating Leases
(In thousands)
2014	$9,015
2015	7,631
2016	7,367
2017	6,740
2018	6,332
Thereafter	22,480
$59,565

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

Purchase Commitments

At December 31, 2013, the Company, or its affiliates, had certain non-cancellable commitments which were not included on the consolidated balance sheets at that date. These include the outstanding capital purchase commitments of approximately $5.3 million and wafer purchase commitments of approximately $36.8 million.

Contingencies

Legal Proceedings

The Company is party to various legal proceedings. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations and statements of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described below or other legal proceedings that were not deemed material as of December 31, 2013, there exists the possibility of a material adverse effect on the Company's financial position, results of operations and cash flows. The Company has accrued for losses related to litigation that it considers probable and for which the loss can be reasonably estimated. In the event that a probable loss cannot be reasonably estimated, it has not accrued for such losses. Management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. As the Company continues to monitor litigation matters, whether deemed material as of December 31, 2013 or not, its determination could change, however, and the Company may decide, at some future date, to establish an appropriate reserve.

French Insolvency-Related Litigation - LFoundry and Atmel Rousset. In June 2010, our French subsidiary, Atmel Rousset S.A.S. (“Atmel Rousset”), sold its wafer manufacturing facility in Rousset, France to LFoundry GmbH (“LF”). In connection with this transaction, Atmel Rousset also executed, among other agreements, a take-or-pay supply agreement (the “Supply Agreement”) requiring Atmel Rousset or its affiliates to purchase wafers from LF’s subsidiary, LFoundry Rousset S.A.S. (“LFR”), which operates the facility; Atmel Rousset’s commitment under that Supply Agreement was fully satisfied in mid-2013. On June 26, 2013, LFR filed an insolvency declaration with the Commercial Court of Paris (the “Paris Court”). Two months later, on August 22, 2013, Atmel Rousset received a petition through which LFR, by its judicially-appointed receivers and administrator (collectively, “Administrator”), sought to extend the bankruptcy proceedings to include Atmel Rousset. On February 12, 2014, the Paris Court rejected the Administrator’s petition in its entirety.
French Insolvency-Related Litigation - LFoundry and Atmel Corporation, et al. On June 26, 2013, LFR filed an insolvency declaration with the Paris Court, as described above under “Legal Proceedings - French Insolvency-Related Litigation - LFoundry and Atmel Rousset.” On September 6, 2013, LFR’s judicially-appointed receivers submitted a further petition to the Paris Court seeking to hold the Company and its subsidiary Atmel B.V. jointly and severally liable to LFR for damages in the approximate amount of 135.0 million Euros. LFR alleges that the Company and Atmel B.V. defrauded LFR (x) in connection with Atmel Rousset’s 2010 sale of its manufacturing facility to LF, the German parent of LFR, and (y) through their business conduct with LFR after the sale. The Company and Atmel B.V. consider LFR’s claims specious, defamatory and devoid of merit for at least the following reasons: (a) neither was a party to the sale transaction or the supply agreement executed in conjunction with the transaction; (b) the sale transaction, when consummated in 2010, fully complied with all applicable French laws; (c) the assets transferred by Atmel Rousset to LFR had a net value at the time of sale in excess of 80 million Euros, as confirmed, prior to the sale, by an independent auditor appointed by the Paris Court; (d) LFR assumed no debt in connection with the transaction; (e) LF was, at the time of the transaction, a financially stable and experienced foundry operator; (f) Atmel Rousset’s Workers’ Council (representing all Atmel Rousset employees prior to the sale), after receiving detailed information about LF and the transaction, and the analysis of its own independent financial expert, unanimously approved the transaction; (g) Atmel Rousset (or its affiliates) fully satisfied its commitment to purchase wafers from LFR, as acknowledged by LFR, by mid-2013; (h) in the three years after the sale, LFR received from Atmel Rousset (or present and past affiliates) payments for wafers and other services aggregating more than $400.0 million; and (i) any failure by LFR to diversify its revenue stream or reduce its dependence on Atmel Rousset over the course of three years resulted solely from ineffectual LFR management. The Company and Atmel B.V. intend to defend themselves vigorously in this matter, and included in their responsive submission a counterclaim against the receivers for abuse of process. On December 26, 2013, LFR suspended operations and commenced a judicially-supervised liquidation. It is not yet clear what impact, if any, LFR’s liquidation will have on this litigation.

Other Contingencies

From time to time, the Company is notified of claims that its products may infringe patents, or other intellectual property, issued to or owned by other parties. The Company periodically receives demands for indemnification from its customers with respect to intellectual property matters. The Company also periodically receives claims relating to the quality of its products, including claims for additional labor costs, costs for replacing defective parts, reimbursement to customers for damages incurred in correcting defective products, costs for product recalls or other damages. Receipt of these claims and requests occurs in the ordinary course of the Company's business, and the Company responds based on the specific circumstances of each event. The Company undertakes an accrual for losses relating to those types of claims when it considers those losses “probable” and when a reasonable estimate of loss can be determined.

Product Warranties

The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The Company’s products are generally covered by a warranty typically ranging from 30 days to three years.

The following table summarizes the activity related to the product warranty liability:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(In thousands)
Balance at beginning of period	$4,832	$5,746	$4,019
Accrual for warranties during the period, net	2,203	3,672	7,383
Actual costs incurred	(3,349)	(4,586)	(5,656)
Balance at end of period	$3,686	$4,832	$5,746

Product warranty liability is included in accrued and other liabilities on the consolidated balance sheets.

Guarantees

In the ordinary course of business, the Company may provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. The Company has not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, the Company believes it will not be required to make any payments under these guarantee arrangements.

Note 12 INCOME TAXES
The components of income (loss) before income taxes were as follows:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
U.S.	$25,648	$(19,956)	$125,905
Foreign	(26,161)	62,194	255,285
Income (loss) before income taxes	$(513)	$42,238	$381,190
The provision for (benefit from) income taxes consists of the following:

		Years Ended
		December 31, 2013	December 31, 2012	December 31, 2011
		(in thousands)
Federal	Current	$4,805	$10,378	$2,454
	Deferred	(10,220)	4,501	5,982
State	Current	35	(5)	172
	Deferred	(124)	(494)	(2,064)
Foreign	Current	25,362	3,757	18,979
	Deferred	1,684	(6,344)	40,677
Provision for income taxes		$21,542	$11,793	$66,200
The Company's effective tax rate differs from the U.S. Federal statutory income tax rate as follows:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
U.S. Federal statutory income tax rate	35.00%	35.00%	35.00%
State tax	3.56	(0.23)	0.22
Effect of foreign operations	(3,979.63)	(2.55)	(15.52)
Recognition of tax credits	875.54	(10.04)	(2.95)
Change of valuation allowance	(295.93)	1.04	(0.09)
Audit settlements and IRS refunds	(828.85)	—	0.20
Other, net (1)	(4.15)	4.70	0.51
Effective tax provision rate	(4,194.46)%	27.92%	17.37%

(1)	Other included items such as permanent differences, return to provision true up, withholding taxes, sale of business, and nondeductible stock compensation.
For the year ended December 31, 2013, the effective tax rate was higher than the 35% U.S. Federal statutory rate, primarily due to a discrete tax reserve of $11.5 million related to an ongoing foreign audit and an income tax provision of $4.2 million as a result of a foreign audit settlement.
For the years ended December 31, 2012 and 2011, the significant components of the tax provision were from operations in jurisdictions with operating profits. The Company's effective tax rate for the years ended December 31, 2012 and 2011 was lower than the US federal statutory income tax rate of 35%, primarily due to income recognized in lower tax rate jurisdictions.
Deferred income taxes
The tax effects of temporary differences that constitute significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31, 2013	December 31, 2012
	(in thousands)
Deferred income tax assets:
Net operating losses	$46,723	$53,500
Research and development, foreign tax and other tax credits	75,770	55,051
Accrued liabilities	30,599	31,519
Fixed assets	46,109	42,711
Intangible assets	10,555	8,331
Deferred income	5,261	5,007
Share-based compensation	5,889	9,084
Unrealized foreign exchange translation	1,109	4,801
Other	970	4,878
Total deferred income tax assets	222,985	214,882
Deferred income tax liabilities:
Fixed assets	—	(55)
Deferred income	—	(846)
Unremitted earnings of foreign subsidiaries	—	(2,548)
Foreign losses subject to recapture	(12,054)	(14,837)
Other	—	(267)
Total deferred tax liabilities	(12,054)	(18,553)
Less valuation allowance	(41,321)	(41,271)
Net deferred income tax assets	$169,610	$155,058
Reported as:
Current deferred tax assets(1)	$35,493	$53,105
Current deferred tax liabilities(2)	(208)	(304)
Non-current deferred tax assets(3)	134,365	102,315
Non-current deferred tax liabilities(4)	(40)	(58)
Net deferred income tax assets	$169,610	$155,058
_________________________________________

(1)	Included within prepaids and other current assets on the consolidated balance sheets.

(2)	Included within accrued and other liabilities on the consolidated balance sheets.

(3)	Included within other assets on the consolidated balance sheets.

(4)	Included within other long-term liabilities on the consolidated balance sheets.
Similar to the Company's position during the fourth quarter of 2012, it concluded that it was more likely than not that it would be able to realize the benefit of a significant portion of its deferred tax assets in the future, except certain assets related to state and some foreign net operating losses and state tax credits, including R&D credit carryforwards. As a result, the Company continues to provide a full valuation allowance on the deferred tax assets relating to those items for year ended December 31, 2013.
As a result of certain realization requirements of the accounting standard for stock-based compensation, the table of deferred tax assets and liabilities shown above does not include deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The Company uses the "with and without" method to determine the order in which tax attributes are utilized. The Company only recognizes excess tax benefits from share-based awards in additional paid-in capital if an incremental tax benefit is realized from a reduction in taxes payable, after all other tax attributes currently available to the Company have been utilized. In addition, the Company accounts for the indirect effects of share-based awards on other tax attributes, such as research tax credits, through the consolidated statements of operations. The tax benefit realized from excess stock options exercised and restricted stock units vested during 2013 were $2.3 million.
As of December 31, 2013, income taxes were provided on the undistributed earnings in Atmel Munich, Atmel Rousset, Atmel Nantes, Atmel BV, Atmel Semiconductor Technology, Ozmo UK, Temic Semiconductor Test, Atmel Switzerland, and Atmel SARL. In determining the tax liability, the Company has accounted for potential gross-up of foreign taxes and expected foreign tax credits determined on the basis of U.S. tax rules governing earnings and profits computations in these jurisdictions. The Company continues to assert indefinite re-investment with respect to the earnings and profits of its other foreign subsidiaries (other than earnings subject to current U.S. tax under subpart F or Section 956 of the Internal Revenue Code) amounting to approximately

$177.8 million as it is currently the Company's intention to reinvest these earnings indefinitely in operations outside the U.S. The Company estimates that its U.S. cash needs will be met from its prospective business operations and it will not need to repatriate cash (earnings) from its foreign jurisdictions to the U.S.
The Company's tax attribute carry forwards as of December 31, 2013 consist of the following:

Tax Attributes	December 31, 2013	Nature of Expiration
	(in thousands)
Foreign net operating loss carry forwards	$219,503	beginning of 2014
Federal net operating loss carry forwards	$19,336	beginning of 2025
State net operating loss carry forwards	$511,749	2014-2033
Federal R&D credits, net of those related to stock option deductions	$9,925	beginning of 2019
Federal R&D credits related to stock option deductions	$32,171	beginning of 2019
State R&D credits	$18,605	indefinite
Foreign tax credits	$45,583	beginning of 2017
State investment tax credits	$1,925	beginning of 2014
Foreign R&D credits	$44,344	refundable
The Company believes it may not be able to utilize portions of the net operating loss carry forwards in non-U.S. jurisdictions before they expire, starting in 2014.
Unrecognized tax benefits
The Company recognizes uncertain tax positions only to the extent that management believes that it is more-likely-than-not that the position will be sustained. The reconciliation of the beginning and ending amount of unrecognized tax benefits (UTBs) is as follows:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
Balance at January 1	$72,692	$67,967	$63,593
Tax Positions Related to Current Year:
Additions	13,201	10,270	8,794
Tax Positions Related to Prior Years:
Additions	58,253	793	—
Reductions	(13,836)	(1,877)	(568)
Lapse of statute of limitation	(7,152)	(4,314)	(1,672)
Settlements	(3,652)	(147)	(2,180)
Balance at December 31	$119,506	$72,692	$67,967
Included in the UTBs at December 31, 2013, 2012 and 2011, are $43.4 million, $27.2 million and $25.2 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of UTBs at December 31, 2013, 2012 and 2011, are $44.1 million, $45.5 million and $42.8 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets.
The table above includes UTBs associated with the refundable foreign R&D credits, including additions and reductions for income tax audits or expiration of the related statute of limitations.
Increases or decreases in UTBs could occur over the next twelve months due to tax law changes, UTBs established in the normal course of business, or the conclusion of ongoing tax audits in various jurisdictions around the world. The Company believes that before December 31, 2014, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. As such, after the Company reaches settlement with the tax authorities, the Company expects to record a corresponding adjustment to its UTBs. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential decreases in underlying uncertain tax positions is between $0 and $29.0 million in the next twelve months. The calculation of UTBs involves dealing with uncertainties in the application of complex global tax regulations. The Company regularly assesses its tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.
Income tax audits
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2001 through 2013 tax years generally remain subject to examination by federal and most state tax authorities. For significant foreign jurisdictions, the 2001 through 2013 tax years generally remain subject to examination by their respective tax authorities.
During the fourth quarter of 2013, the Company was able to complete negotiations and to conclude a foreign income tax audit for years 2007 to 2009, primarily related to transfer pricing. As a result of the settlement of this audit, the Company recorded $4.2 million of income tax including interest and penalties.
In the year ended December 31, 2013, a foreign tax authority completed its field examination on tax year 2010 for one of the Company's foreign subsidiaries and issued a preliminary audit assessment report. The Company plans to file a protest with the appeal office of the foreign tax authority. The Company believes that its reserves for UTBs are adequate to cover any potential settlements that may result from this examination. However, given the unpredictable nature of the appeals process, it is reasonably possible that the Company's UTBs related to these tax positions could change within the next twelve months.
As of the date of this Form 10-K, the Company has tax audits in progress in various other foreign jurisdictions. To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations. While the Company believes that the resolution of these audits will not have a material adverse impact on the Company's results of operations, the outcome is subject to uncertainty.
The Company's policy is to recognize interest and/or penalties related to income tax matters in its income tax provision. In the years ended December 31, 2013, 2012 and 2011, the Company recognized expense related to interest and penalties in the consolidated statements of operations of $2.8 million, $0.4 million and $0.5 million, respectively. The total amount of interest and penalties accrued on the consolidated balance sheets as of December 31, 2013 and 2012 was $1.8 million.
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

The aggregate net pension expense relating to these two plans are as follows:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
Service costs	$1,795	$1,290	$1,289
Interest costs	1,430	1,447	1,326
Amortization of actuarial loss (gain)	376	(55)	67
Settlement and other related gain	(59)	(12)	(726)
Curtailment gain	(1,607)	—	—
Net pension period cost	$1,935	$2,670	$1,956

Settlement and other related gains for the years ended December 31, 2013 and 2012 were insignificant. Settlement and other related gains of $0.7 million for the year ended December 31, 2011 related to restructuring activity in the Company’s Rousset, France operations initiated in the second quarter of 2010. Curtailment gain of $1.6 million for the year ended December 31, 2013 related to restructuring activity in the Company’s Rousset and Nantes operations in France and was recorded as a credit to restructuring charges upon termination of the affected employees during the fourth quarter of 2013.

The change in projected benefit obligation and the accumulated benefit obligation, were as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Projected benefit obligation at beginning of the year	$40,621	$29,751
Service costs	1,795	1,290
Interest costs	1,430	1,447
Settlement	(59)	(12)
Curtailment gain	(1,607)	—
Actuarial (gain) loss	(3,460)	9,196
Benefits paid	(322)	(360)
Foreign currency exchange rate changes	518	(691)
Projected benefit obligation at end of the year	$38,916	$40,621
Accumulated benefit obligation at end of the year	$35,761	$34,216
As the defined benefit plans are unfunded, the liability recognized on the consolidated balance sheets as of December 31, 2013 was $38.9 million, of which $0.5 million is included in accrued and other liabilities and $38.4 million is included in other long-term liabilities on the consolidated balance sheets. The liability recognized on the consolidated balance sheets as of December 31, 2012 was $40.6 million, of which $0.5 million is included in accrued and other liabilities and $40.1 million is included in other long-term liabilities on the consolidated balance sheets.
Actuarial assumptions used to determine benefit obligations for the plans were as follows:

Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Assumed discount rate	3.1-4.0%	2.7-3.9%	4.6-5.3%
Assumed compensation rate of increase	2.4-3.0%	2.4-3.0%	2.5-3.0%
The discount rate is based on the quarterly average yield for Euros treasuries with a duration of 30 years, plus a supplement for corporate bonds (Euros, AA rating).
Future estimated expected benefit payments over the next 10 years are as follows:

Years Ending December 31:
(in thousands)
2014	$474
2015	625
2016	695
2017	1,053
2018	905
2019 through 2023	9,614
$13,366
The Company’s pension liability represents the present value of estimated future benefits to be paid.
With respect to the Company’s unfunded pension plans in Europe, for the year ended December 31, 2013, a change in assumed discount rate and compensation rate used to calculate the present value of pension obligation resulted in a decrease in pension liability of $2.9 million, which was recorded in accumulated other comprehensive income in stockholders’ equity.
The Company’s net pension period cost for 2014 is expected to be approximately $3.2 million. Cash funding for benefits paid was $0.3 million for the year ended December 31, 2013. The Company expects total contribution to these plans to be approximately $0.5 million in 2014.

Amounts recognized in accumulated other comprehensive income consist of net actuarial gain of $2.9 million and loss of $6.8 million at December 31, 2013 and 2012, respectively. Net actuarial gains are expected to be minimal and will be recognized as a component of net periodic pension benefit cost during 2014, which is included in accumulated other comprehensive income in the consolidated statements of stockholders’ equity as of December 31, 2013.
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

Segments are defined by the products they design and sell. They do not sell to each other. The Company’s net revenue and segment (loss) income from operations for each reportable segment is as follows:

Information about Reportable Segments

	Micro- Controllers	Nonvolatile Memories	RF and Automotive	ASIC	Total
	(in thousands)
Year ended December 31, 2013
Net revenue from external customers	$896,916	$114,264	$182,857	$192,410	$1,386,447
Segment income (loss) from operations	(23,427)	16,005	21,837	55,243	69,658
Year ended December 31, 2012
Net revenue from external customers	$892,839	$170,736	$174,237	$194,298	$1,432,110
Segment income (loss) from operations	22,994	21,057	(12,004)	42,496	74,543
Year ended December 31, 2011
Net revenue from external customers	$1,113,579	$255,683	$202,013	$231,778	$1,803,053
Segment income from operations	235,478	55,721	16,962	64,009	372,170

The Company's primary products are semiconductor integrated circuits, which it has concluded constitutes a group of similar products. Therefore, it is impracticable to differentiate the revenues from external customers for each product sold. The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.

Reconciliation of Segment Information to Consolidated Statements of Operations

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
Total segment income from operations	$69,658	$74,543	$372,170
Unallocated amounts:
Acquisition-related charges	(5,534)	(7,388)	(5,408)
Restructuring charges	(50,026)	(23,986)	(20,064)
Recovery (impairment) of receivables due from foundry supplier	600	(6,495)	—
Settlement charges	(21,600)	—	—
Credit from reserved grant income	—	10,689	—
Gain on sale of assets	4,430	—	35,310
Consolidated income (loss) from operations	$(2,472)	$47,363	$382,008

Geographic sources of revenue were as follows:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
United States	$192,878	$189,699	$249,887
Germany	199,298	175,930	237,777
France	26,270	28,343	31,231
Japan	41,533	51,141	57,376
China, including Hong Kong	417,617	451,642	531,561
Singapore	44,957	41,637	42,982
South Korea	142,476	178,547	223,967
Taiwan	51,830	67,806	135,650
Rest of Asia-Pacific	120,290	72,128	71,048
Rest of Europe	128,841	149,104	193,558
Rest of the World	20,457	26,133	28,016
Total net revenue	$1,386,447	$1,432,110	$1,803,053

Net revenue is attributed to regions based on ship-to locations.

The Company had one distributor and one customer that accounted for 14% and 12%, respectively, of net revenue in the year ended December 31, 2013. The Company had one distributor and one customer that accounted for 12% and 10%, respectively, of net revenue in the year ended December 31, 2012. No single customer accounted for 10% or more of net revenue in the year ended December 31, 2011. One distributor accounted for 20% of accounts receivable at December 31, 2013 and no customer accounted for 10% or more of accounts receivable at December 31, 2013. Two distributors accounted for 14% and 12%, respectively, of accounts receivable at December 31, 2012 and one customer accounted for 10% of accounts receivable at December 31, 2012.

Physical locations of tangible long-lived assets were as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
United States	$104,912	$85,044
Philippines	50,472	61,594
Germany	24,244	17,602
France	17,249	28,000
Rest of Asia-Pacific	23,815	38,842
Rest of Europe	7,026	9,547
Total	$227,718	$240,629

Excluded from the table above are auction-rate securities of $1.1 million at December 31, 2013 and 2012, which are included in other assets on the consolidated balance sheets. Also excluded from the table above as of December 31, 2013 and 2012 are goodwill of $108.2 million and $104.4 million, respectively, intangible assets, net of $28.1 million and $27.3 million, respectively, and deferred income tax assets of $134.4 million and $102.3 million, respectively.

Note 15 SALE OF ASSETS

Gain on Sale of Assets

	Years Ended
	December 31, 2013	December 31, 2011
	(in thousands)
Serial Flash Product Line	$(4,430)	$—
Former San Jose Corporate Headquarters	—	(33,428)
DREAM, France	—	(1,882)
Total gain on sale of assets	$(4,430)	$(35,310)

Serial Flash Product Line

On September 28, 2012, the Company completed the sale of its Serial Flash product line. Under the terms of the sale agreement, the Company transferred assets to the buyer, who assumed certain liabilities, in return for cash consideration of $25.0 million. As part of the sale transactions, the Company has also granted the buyer an exclusive option to purchase the Company's remaining $7.0 million of Serial Flash inventory, of which the buyer fully exercised during the first quarter of 2013. As a result of the sale of that $7.0 million of remaining inventory, the Company recorded a gain of $4.4 million in 2013 to reflect receipt of payment upon exercise of the related purchase option and the completion of the sale of the Serial Flash product line.

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

DREAM
On February 15, 2011, the Company sold its DREAM business, including its French subsidiary, Digital Research in Electronics, Acoustics and Music SAS (DREAM), which sold custom-designed ASIC chips for karaoke and other entertainment machines, for $2.3 million. The Company recorded a gain of $1.9 million in 2011.

Note 16 RESTRUCTURING CHARGES

The following table summarizes the activity related to the accrual for restructuring charges detailed by event:

	Q2'10	Q2'12	Q4'12	Q1'13	Q3'13	Total 2013 Activity
	(in thousands)
Balance at January 1, 2013 - Restructuring Accrual	$439	$7,418	$8,365	$—	$—	$16,222
Charges (credits) - Employee termination costs, net of change in estimate	—	(13)	(1,720)	44,084	2,043	44,394
Charges - Other	—	—	—	453	—	453
Payments - Employee termination costs	(158)	(6,508)	(6,400)	(21,873)	(723)	(35,662)
Payments - Other	—	—	(229)	(453)	—	(682)
Foreign exchange (gain) loss	—	—	(16)	738	(6)	716
Balance at December 31, 2013 - Restructuring Accrual	$281	$897	$—	$22,949	$1,314	$25,441

Non-cash charges (see discussion below)	$—	$—	$68	$5,111	$—	$5,179

	Q3'08	Q2'10	Q2'12	Q4'12	Total 2012 Activity
	(in thousands)
Balance at January 1, 2012 - Restructuring Accrual	$301	$1,846	$—	$—	$2,147
Charges - Employee termination costs, net of change in estimate	—	924	11,724	10,843	23,491
Charges - Other	—	—	—	495	495
Payments - Employee termination costs	(301)	(1,902)	(4,486)	(2,973)	(9,662)
Foreign exchange (gain) loss	—	(429)	180	—	(249)
Balance at December 31, 2012 - Restructuring Accrual	$—	$439	$7,418	$8,365	$16,222

	Q3'02	Q2'08	Q3'08	Q1'09	Q2'10	Total 2011 Activity
	(in thousands)
Balance at January 1, 2011 - Restructuring Accrual	$1,592	$3	$460	$136	$1,286	$3,477
Charges (credits) - Employee termination costs, net of change in estimate	—	(3)	—	—	21,659	21,656
Credits - Other	(1,592)	—	—	—	—	(1,592)
Payments - Employee termination costs	—	—	—	—	(21,461)	(21,461)
Payments - Other	—	—	—	(136)	—	(136)
Currency translation adjustment	—	—	15	—	1,165	1,180
Foreign exchange gain	—	—	(174)	—	(803)	(977)
Balance at December 31, 2011 - Restructuring Accrual	$—	$—	$301	$—	$1,846	$2,147

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

2013 Restructuring Charges

Restructuring charges were recorded in the first and third quarters of 2013. The charge in the first quarter of 2013 was primarily related to workforce reductions at our subsidiaries in Rousset, France ("Rousset"), Nantes, France (“Nantes”), and Heilbronn, Germany ("Heilbronn"). The charge in the third quarter of 2013 related primarily to workforce reduction in the U.S. and Norway.

Rousset and Nantes

In 2013, each of Rousset and Nantes restructured operations to further align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. In connection with formulating this restructuring plan, during the first quarter of 2013, Rousset and Nantes each confidentially negotiated and developed “social plans” in coordination and consultation with their respective local Works Councils, subject to French law; these social plans set forth general parameters, terms and benefits for employee dismissals, both voluntary and involuntary. The restructuring charges related to Rousset and Nantes were $32.9 million, including net non-cash charges of $5.1 million. Total net non-cash charges comprised impairment charges of $6.7 million, which was partially offset by pension curtailment gain of $1.6 million, as discussed further below.

Substantially all of the affected employees ceased active service as of December 31, 2013. There were no significant changes to the plan and no material modifications or changes were made after implementation began.

The Company vacated a building in Rousset, France in September 2013. Due to ongoing restructuring activities, the Company evaluated the carrying value of this building and a building located in Greece which is also no longer used in operations. Based on this evaluation, the Company determined that the Rousset and Greece buildings with carrying amounts of $10.1 million and $2.7 million, respectively, were impaired and wrote them down to their estimated fair value of $5.0 million and $1.1 million, respectively. Total impairment charges of $6.7 million were recorded as restructuring expense. Fair value was based on independent third-party appraisal or estimated selling price.

As a result of these workforce reductions, the Company recognized pension curtailment gain of $1.6 million in the fourth quarter of 2013 upon termination of the affected employees. Such amount was recorded as a credit to the total restructuring expense in 2013.

Heilbronn

In 2013, Heilbronn, and a related site in Ulm, Germany, restructured operations to further align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. In connection with formulating this restructuring plan, initial discussions with local Works Councils in Heilbronn and Ulm began in the first quarter of 2013. The restructuring charges related to Heilbronn were $15.8 million.

The Company anticipates all affected employees will cease active service on or before the end of the fourth quarter of 2014. The Company is not expecting significant changes to the plan or material modifications or changes after implementation.

The restructuring charges recorded in the first quarter of 2013 also included $0.9 million relating to U.S. and other countries.

U.S. and Norway

Restructuring charges recorded in 2013 were primarily related to workforce reductions in the U.S. and Norway amounting to $2.0 million. The workforce reductions were designed to further align operating expenses with macroeconomic conditions and revenue outlook, and to improve operational efficiency, competitiveness and business profitability. Restructuring charges related to these workforce reductions either were paid to affected employees after their dismissal dates in 2013 or, to the extent affected employees' dismissal dates are expected to occur in 2014, the Company anticipates payments in respect of these restructuring charges will be made after the actual scheduled dismissal date for those employees.

There have been no significant changes to the plan, and no material modifications or changes have been made after the implementation began.

2012 Restructuring Charges

Restructuring charges were recorded in the second and fourth quarters of 2012. The charge in the second quarter of 2012 related primarily to workforce reductions at the Company's subsidiaries in Heilbronn and in the U.S. The charge in the fourth quarter of 2012 related primarily to workforce reductions in the U.S. and at certain European and Asian subsidiaries.

Heilbronn

In connection with formulating a workforce-reduction plan in Heilbronn, initial discussions with the local Works Council began in the first quarter of 2012. The workforce reduction was intended to improve Heilbronn's operating efficiency, competitiveness and business profitability. The restructuring charges recorded in 2012 related to Heilbronn were $8.5 million.

Substantially all of the affected employees ceased active service as of December 31, 2013. There were no significant changes to the plan and no material modifications or changes were made after implementation began.

U.S. and other locations

With respect to the restructuring charge recorded in the second quarter of 2012, the Company started formulating the underlying restructuring plan during the second quarter. With respect to the restructuring charge recorded in the fourth quarter of 2012, the Company started formulating the underlying restructuring plan during the third quarter. These workforce reductions were designed to further align the Company's global operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. The restructuring charges recorded in 2012 related to U.S. and other locations were $14.6 million, including $0.5 million related to a building lease termination.

All affected employees have ceased active service. There were no significant changes to the plans and no material modifications or changes were made after implementation began.

2011 Restructuring Charges

Restructuring charges recorded in 2011 totaling $21.7 million were related to workforce reductions at the Company's subsidiary in Rousset. The reductions were part of an operational restructuring intended to reflect changes to, and significant deterioration in, Rousset's ASICs business and to improve competitiveness. Also, the Company recorded a restructuring credit of $1.6 million in 2011 in connection with the resolution of a litigation matter related to the Company's earlier sale of a manufacturing facility in Irving, Texas.

In connection with formulating the workforce-reduction plan, during the first quarter of 2011, Rousset confidentially negotiated and developed a “social plan” in coordination and consultation with the local Works Council, subject to French law. The social plan set forth general parameters, terms and benefits for employee dismissals, both voluntary and involuntary.

All affected employees have ceased active service. There were no significant changes to the plan and no material modifications or changes to the plan after implementation began.

Note 17 LOSS FROM EUROPEAN FOUNDRY ARRANGEMENTS

In December 2008, Atmel and a subsidiary entered into a take-or-pay agreement to purchase wafers from a European foundry that had acquired one of its former European manufacturing operations. In connection with the anticipated expiration of this agreement, the Company notified customers, in the fourth quarter of 2012, of its end-of-life process and requested that customers provide to the Company last-time-buy orders. To the extent that the Company believes it has excess wafers that remain after satisfying anticipated customer demand, the Company estimated a probable loss for those excess wafers, which was approximately $10.6 million. The Company, therefore, recorded a charge in that amount to cost of revenue in the consolidated statements of operations for the year ended December 31, 2012. During 2013, the Company recognized a charge to cost of revenue of $7.4 million, which comprised a write-off of excess wafers in the amount of $10.4 million and a write-off of wafer prepayment in the amount of $1.9 million, which were partially offset by a reduction of a previously recorded liability from a take-or-pay arrangement for $4.9 million. These transactions resulted from the insolvencies of two of the Company's foundry suppliers.

In June 2010, in connection with the sale of one of the Company's former European manufacturing operations, the Company leased facilities to the acquirer of those operations and has charged that acquirer rent and other occupancy costs. In the fourth quarter of 2012, the Company recorded a loss of $6.5 million on receivables from that tenant based on financial and other circumstances affecting the collectibility of those receivables, which is reflected under the caption of "impairment of receivables from foundry supplier" in the consolidated statements of operations for the year ended December 31, 2012.

Note 18 NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is as follows:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands, except per share data)
Net income (loss)	$(22,055)	$30,445	$314,990
Weighted-average shares - basic	427,460	433,017	455,629
Dilutive effect of incremental shares and share equivalents	—	4,565	7,044
Weighted-average shares - diluted	427,460	437,582	462,673
Net income (loss) per share:
Basic
Net income (loss) per share - basic	$(0.05)	$0.07	$0.69
Diluted
Net income (loss) per share - diluted	$(0.05)	$0.07	$0.68

The following table summarizes securities that were not included in the “Weighted-average shares - diluted” used for calculation of diluted net income (loss) per share, as their effect would have been anti-dilutive:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
Employee stock options and restricted stock units outstanding	11,860	4,718	1,977

Note 19 INTEREST AND OTHER (EXPENSE) INCOME, NET

Interest and other (expense) income, net, are summarized in the following table:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
Interest and other income (expense)	$1,911	$(1,358)	$177
Interest expense	(2,208)	(4,130)	(7,028)
Foreign exchange transaction gains	2,256	363	6,033
Total	$1,959	$(5,125)	$(818)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Atmel Corporation:

We have audited the accompanying consolidated balance sheets of Atmel Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as set forth under Item 15(a)(2). We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements, financial statement schedule, and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atmel Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Atmel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Santa Clara, California
February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Atmel Corporation:

In our opinion, the consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2011 present fairly, in all material respects, the results of operations and cash flows of Atmel Corporation and its subsidiaries (the “Company") for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the year ended December 31, 2011 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 28, 2012

Schedule II
ATMEL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2013, 2012 and 2011

	Balance at Beginning of Year	Charges (Credits) to Expense	Deductions- Write-offs	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts receivable:
Year ended December 31, 2013	$11,005	$(22)	$(9,057)	$1,926
Year ended December 31, 2012	$11,833	$(18)	$(810)	$11,005
Year ended December 31, 2011	$11,847	$(14)	$—	$11,833
Valuation/Allowance for deferred tax assets:
Year ended December 31, 2013	$41,271	$3,402	$(3,352)	$41,321
Year ended December 31, 2012	$38,742	$2,935	$(406)	$41,271
Year ended December 31, 2011	$85,755	$(47,013)	$—	$38,742

UNAUDITED QUARTERLY FINANCIAL INFORMATION
The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended December 31, 2013 and 2012:

Year Ended December 31, 2013(1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except for per share data)
Net revenue	$329,143	$347,816	$356,268	$353,220
Gross profit	$131,305	$147,925	$143,467	$150,928
Net income (loss)	$(47,667)	$12,976	$5,426	$7,210
Basic net income (loss) per share:
Net income (loss) per share	$(0.11)	$0.03	$0.01	$0.02
Weighted-average shares used in basic net income (loss) per share calculations	428,999	428,239	426,621	426,021
Diluted net income (loss) per share:
Net income (loss) per share	$(0.11)	$0.03	$0.01	$0.02
Weighted-average shares used in diluted net income (loss) per share calculations	428,999	430,536	429,639	428,008

Year Ended December 31, 2012(2)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except for per share data)
Net revenue	$357,837	$368,200	$360,990	$345,083
Gross profit	$152,367	$161,887	$155,526	$131,539
Net income (loss)	$20,387	$754	$21,636	$(12,332)
Basic net income (loss) per share:
Net income (loss) per share	$0.05	$0.00	$0.05	$(0.03)
Weighted-average shares used in basic net income (loss) per share calculations	440,265	433,616	430,845	429,312
Diluted net income (loss) per share:
Net income (loss) per share	$0.05	$0.00	$0.05	$(0.03)
Weighted-average shares used in diluted net income (loss) per share calculations	444,927	436,851	433,295	429,312

(1)
The Company recorded restructuring charges (credits) of $(1.5) million, $8.1 million, $0.6 million and $42.8 million in the quarters ended December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013, respectively. The Company recorded acquisition-related charges (credits) of $(0.2) million, $1.7 million, $1.8 million and $2.3 million in the quarters ended December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013, respectively. The Company recorded a settlement charge of $21.6 million and a gain of $4.4 million from sale of its Serial Flash product line in the quarter ended March 31, 2013. The Company recorded a (gain) loss related to a foundry arrangement of $(1.5) million and $8.9 million in the quarters ended June 30, 2013 and September 30, 2013, respectively. The Company recorded a loss from manufacturing facility damage and shutdown of $2.2 million in the quarter ended December 31, 2013.

(2)
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 (“Disclosure Controls”). Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. This evaluation was based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using the criteria in Internal Control - Integrated Framework (1992), we concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which appears in Item 8 of this Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS
Executive Officers of the Registrant
The corporate executive officers of Atmel, who are elected by and serve at the discretion of the Board of Directors, and their ages (as of January 31, 2014), are as follows:

Name	Age	Position
Steven Laub	55	President, Chief Executive Officer
Tsung-Ching Wu	63	Executive Vice President, Office of the President and Director
Steve Skaggs	51	Senior Vice President, Chief Financial Officer
Scott Wornow	51	Senior Vice President, Chief Legal Officer and Secretary
Robert Valiton	50	Senior Vice President, RF and Automotive and Nonvolatile Memory Segments
Hugo De La Torre	53	Vice President, Chief Accounting Officer
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
Steve Skaggs joined Atmel in 2010 and served as Senior Vice President, Corporate Strategy and Development until his appointment as Interim Chief Financial Officer in April 2013. In May 2013, Mr. Skaggs was permanent Senior Vice President & Chief Financial Officer. Prior to joining Atmel, Mr. Skaggs worked at Lattice Semiconductor, where he served as President and CEO and also as CFO. Prior to Lattice, Mr. Skaggs was employed by Bain & Company, an international strategic consulting firm, where he specialized in high technology product strategy, mergers and acquisitions and corporate restructurings. He holds an MBA degree from the Harvard Business School and a BS degree in Chemical Engineering from the University of California, Berkeley.

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
Hugo De La Torre joined Atmel in August 2013. Prior to joining Atmel, Mr. De La Torre served as Vice President of Finance and Corporate Controller of Cypress Semiconductor Corporation from August 2008 to August 2013.  From May 2006 until August 2008, Mr. De La Torre served as Senior Director and Corporate Controller of Cypress Semiconductor.  Prior to joining Cypress Semiconductor in 2006, Mr. De La Torre served as Senior Manager, External Reporting at Sun Microsystems, Inc.  Prior to joining Sun Microsystems in 2003, Mr. De La Torre worked as a Certified Public Accountant at PricewaterhouseCoopers and, before that, at Arthur Andersen.   Mr. De La Torre earned a B.S. degree in business administration from the California State University at Los Angeles. Mr. De La Torre is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the California State Society of Certified Public Accountants.
There is no family relationship between any of our executive officers or directors.
The other information required by this Item regarding directors, Section 16 filings, the Registrant’s Audit Committee and our Code of Ethics/Standards of Business Conduct is set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Meetings and Committees — Audit Committee” and “Corporate Governance — Code of Ethics/Standards of Business Conduct” in the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders (the “2014 Proxy Statement”), and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item regarding compensation of the Registrant’s directors and executive officers is set forth under the captions “Executive Compensation,” “Executive Compensation - Compensation Committee Report” and “Corporate

Governance - Compensation Committee Interlocks and Insider Participation” in the 2014 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item regarding beneficial ownership of the Registrant’s Common Stock by certain beneficial owners and management of Registrant, as well as equity compensation plans, is set forth under the captions “Security Ownership” and “Executive Compensation - Equity Compensation Plan Information” in the 2014 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this Item regarding certain relationships and related transactions with management and director independence is set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance — Independence of Directors” in the 2014 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item regarding principal accounting fees and services is set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm - Fees of Company Auditors, KPMG LLP Incurred by Atmel” in the 2014 Proxy Statement and is incorporated herein by reference.
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of, or incorporated by reference into, this Form 10-K:
1.    Financial Statements. See Index to Consolidated Financial Statements under Item 8 of this Form 10-K.
2.    Financial Statement Schedules. See Index to Consolidated Financial Statements under Item 8 of this Form 10-K.
3.    Exhibits. We have filed, or incorporated into this Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index immediately following the signature page of this Form 10-K.
(b)    Exhibits. See Item 15(a)(3) above.
(c)    Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION

February 28, 2014	By:	/s/ STEVEN LAUB
Steven Laub President & Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven Laub and Steve Skaggs, and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on February 28, 2014 on behalf of the Registrant and in the capacities indicated:

Signature	Title
s/ STEVEN LAUB	President & Chief Executive Officer (principal executive officer)
Steven Laub

/s/ STEVE SKAGGS	Senior Vice President & Chief Financial Officer (principal financial officer)
Steve Skaggs

/s/ HUGO DE LA TORRE	Vice President & Chief Accounting Officer (principal accounting officer)
Hugo De La Torre

Director
Tsung-Ching Wu

/s/ DR. EDWARD ROSS	Director
Dr. Edward Ross

/s/ DAVID SUGISHITA	Director
David Sugishita

/s/ PAPKEN DER TOROSSIAN	Director
Papken Der Torossian

/s/ JACK L. SALTICH	Director
Jack L. Saltich

/s/ CHARLES CARINALLI	Director
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

10.3+
2005 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on May 20, 2011), as amended by Amendment No.1 (which is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on May 15, 2013.

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

10.10+
Change of Control and Severance Plan (which is incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Commission File No. 0-19032)

10.11+
Description of Fiscal 2013 Executive Bonus Plan (which is incorporated herein by reference to Item 5.02 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on May 16, 2013.

10.12
Office Lease between Registrant and CA-Skyport III Limited Partnership dated as of August 30, 2011 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, Commission File No. 0-19032).

10.13+
2011 Long-Term Performance-Based Incentive Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, Commission File No. 0-19032).

10.14+	Description of 2014 Long-Term Performance Incentive Plan (which is incorporated by reference to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on December 23, 2013.
10.15
Credit Agreement dated as of December 6, 2013, among Atmel Corporation, the Lenders party thereto, Morgan Stanley Senior Funding, Inc. as Administrative Agent and Union Bank N.A., BNP Paribas and SunTrust Bank as co-syndication agents (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on December 12, 2013.

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