Form 10-Q
period 2014-03-31
ATMEL CORP
filed 2014-05-09
CIK 872448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2014

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

On April 30, 2014, the Registrant had 420,957,920 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 31, 2014

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands, except for per share data)
Net revenue	$337,361	$329,143
Operating expenses
Cost of revenue	197,371	197,838
Research and development	69,752	68,308
Selling, general and administrative	64,079	63,577
Acquisition-related charges	1,628	2,255
Restructuring (credits) charges	(224)	42,814
Recovery of receivables from foundry suppliers	—	(439)
Gain on sale of assets	—	(4,430)
Settlement charges	—	21,600
Total operating expenses	332,606	391,523
Income (loss) from operations	4,755	(62,380)
Interest and other income, net	77	352
Income (loss) before income taxes	4,832	(62,028)
(Provision for) benefit from income taxes	(2,666)	14,361
Net income (loss)	$2,166	$(47,667)
Basic net income (loss) per share:
Net income (loss) per share	$0.01	$(0.11)
Weighted-average shares used in basic net income (loss) per share calculations	425,390	428,999
Diluted net income (loss) per share:
Net income (loss) per share	$0.01	$(0.11)
Weighted-average shares used in diluted net income (loss) per share calculations	427,276	428,999

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Net income (loss)	$2,166	$(47,667)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	323	(7,683)
Actuarial losses related to defined benefit pension plans	(19)	(15)
Unrealized losses on investment arising during period	—	(339)
Reclassification adjustment from sale of investment	328	—
Total other comprehensive income (loss)	632	(8,037)
Total comprehensive income (loss)	$2,798	$(55,704)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2014	December 31, 2013
	(in thousands, except for par value)
ASSETS
Current assets
Cash and cash equivalents	$255,477	$276,881
Short-term investments	—	2,181
Accounts receivable, net of allowance for doubtful accounts of $1,916 and $1,926, respectively	194,909	206,757
Inventories	247,379	274,967
Prepaids and other current assets	95,078	92,234
Total current assets	792,843	853,020
Fixed assets, net of accumulated depreciation of $1,311,810 and $1,300,722, respectively	191,242	184,983
Goodwill	108,599	108,240
Intangible assets, net of accumulated amortization of $49,464 and $47,747, respectively	26,406	28,116
Other assets	160,232	178,167
Total assets	$1,279,322	$1,352,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$92,933	$95,872
Accrued and other liabilities	134,123	155,406
Deferred income on shipments to distributors	38,766	42,594
Total current liabilities	265,822	293,872
Other long-term liabilities	109,952	120,727
Total liabilities	375,774	414,599
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	—	—
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 420,672 at March 31, 2014 and 425,390 at December 31, 2013	421	425
Additional paid-in capital	801,735	838,908
Accumulated other comprehensive income	13,429	12,797
Retained earnings	87,963	85,797
Total stockholders’ equity	903,548	937,927
Total liabilities and stockholders’ equity	$1,279,322	$1,352,526

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Cash flows from operating activities
Net income (loss)	$2,166	$(47,667)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	13,405	19,937
Recovery of receivables from foundry supplier	—	(439)
Deferred income taxes	(2,242)	(3,735)
Write-off of equipment deposit	1,730	—
Realized gain on sales of marketable securities	(385)	—
Accretion of interest on long-term debt	321	260
Share-based compensation expense	15,617	14,762
Excess tax benefit on share-based compensation	(572)	(650)
Non-cash acquisition-related and other charges, net	323	238
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	11,858	(7,837)
Inventories	27,814	13,528
Current and other assets	16,720	(31,162)
Trade accounts payable	(1,171)	(30,608)
Accrued and other liabilities	(32,465)	36,444
Income taxes payable	(3,054)	8,909
Deferred income on shipments to distributors	(3,828)	16,067
Net cash provided by (used in) operating activities	46,237	(11,953)
Cash flows from investing activities
Acquisitions of fixed assets	(17,025)	(4,099)
Proceeds from the sale of business	—	5,092
Sales of marketable securities	3,071	—
Acquisition of businesses, net of cash acquired	—	(25,852)
Acquisitions of intangible assets	(784)	(1,000)
Net cash used in investing activities	(14,738)	(25,859)
Cash flows from financing activities
Repurchases of common stock	(54,946)	(15,436)
Proceeds from issuance of common stock	6,711	6,917
Tax payments related to shares withheld for vested restricted stock units	(4,889)	(3,744)
Excess tax benefit on share-based compensation	572	650
Net cash used in financing activities	(52,552)	(11,613)
Effect of exchange rate changes on cash and cash equivalents	(351)	(1,224)
Net decrease in cash and cash equivalents	(21,404)	(50,649)
Cash and cash equivalents at beginning of the period	276,881	293,370
Cash and cash equivalents at end of the period	$255,477	$242,721

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (the “Company” or “Atmel”) and its subsidiaries as of March 31, 2014 and the results of operations and comprehensive income (loss) for the three months ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013. All intercompany balances have been eliminated. Because all of the annual disclosures required by U.S. generally accepted accounting principles ("GAAP") are not included, as permitted by the rules of the Securities and Exchange Commission (the “SEC”), these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The December 31, 2013 year-end balance sheet data was derived from the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, or for the entire year.

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

Inventories are comprised of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Raw materials and purchased parts	$9,489	$9,547
Work-in-progress	168,679	200,434
Finished goods	69,211	64,986
	$247,379	$274,967

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

Change in Accounting Estimate

During the first quarter of 2014, the Company revised its accounting estimate for the expected useful life of manufacturing equipment from five years to seven years. In reviewing the useful life of the Company's remaining manufacturing equipment during the fourth quarter of 2013, the Company determined that the adoption of its manufacturing light strategy, the consolidation of its back-end subcontracting activities during the prior several years and the transition of its business to common test platforms had resulted in an extension of the economic life of those assets. Management believes that this change better reflects the expected economic benefits from the use of its manufacturing equipment over time based on an analysis of historical experience and general industry practices. The revised useful life of the manufacturing equipment decreased the Company's depreciation by approximately $4.6 million for the first quarter of 2014, but did not have any impact on the consolidated statement of operations for the first quarter of 2014 as the reduction in depreciation for the quarter was capitalized into inventory. As the inventory turns, the quarterly benefit of the depreciation change will be recognized over the remainder of the year. The savings from the change in depreciation decreases to zero by the end of 2015.

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

Ozmo, Inc.
During the three months ended March 31, 2013, the Company paid $15.6 million of the total $64.4 million purchase for its Ozmo, Inc. acquisition, which was completed in December 2012.

Note 3 INVESTMENTS

Investments at December 31, 2013 primarily included corporate equity securities and an auction-rate security. During the three months ended March 31, 2014, the Company sold its investment in a corporate equity security which resulted into a realized gain of $0.4 million, recorded under interest and other income, net in the condensed consolidated statements of operations.

All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of the auction-rate security as described below. Net unrealized gains and losses that are deemed to be temporary are reported within stockholders’ equity on the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income. Unrealized losses that are deemed to be other-than-temporary are recorded in the condensed consolidated statements of operations in the period such determination is made. Gross realized gains or losses are recorded based on the specific identification method. For the three months ended March 31, 2014 and 2013, the Company did not have other realized gains or losses on short-term investment other than the $0.4 million gain discussed above. The Company’s investments are further detailed in the table below:

	March 31, 2014		December 31, 2013
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
	(in thousands)
Corporate equity securities	$—	$—	$2,687	$2,181
Auction-rate security	983	1,066	983	1,066
	983	$1,066	3,670	$3,247
Unrealized gains	83		83
Unrealized losses	—		(506)
Net unrealized (losses) gains	83		(423)
Fair value	$1,066		$3,247
Amount included in short-term investments		$—		$2,181
Amount included in other assets		1,066		1,066
		$1,066		$3,247

For the three months ended March 31, 2014, auctions for the Company's sole auction-rate security continued to fail and as a result this security continues to be illiquid. The Company concluded that $1.1 million of its auction-rate security is unlikely to be liquidated within the next twelve months and classified this security as a long-term investment, which is included in other assets on the condensed consolidated balance sheets. The Company's only available-for-sale debt security had a contractual maturity greater than 10 years and totaled $1.0 million (at adjusted cost) as of March 31, 2014.

The Company has classified all investments with original maturity dates of 90 days or more as short-term as it has the ability and intent to liquidate them within the year, with the exception of the Company’s remaining auction-rate security, which has been classified as long-term investment and included in other assets on the condensed consolidated balance sheets.

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

The tables below present the balances of investments measured at fair value on a recurring basis:

	March 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$1,250	$1,250	$—	$—

Other assets
Auction-rate security	1,066	—	—	1,066

Investment funds - Deferred compensation plan assets
Institutional money market funds	2,073	2,073	—	—
Fixed income	816	816	—	—
Marketable equity securities	3,484	3,484	—	—
Total institutional funds - Deferred compensation plan	6,373	6,373	—	—
Total other assets	7,439	6,373	—	1,066
Total	$8,689	$7,623	$—	$1,066

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$1,245	$1,245	$—	$—

Short-term investments
Corporate equity securities	2,181	2,181	—	—

Other assets
Auction-rate security	1,066	—	—	1,066

Investment funds - Deferred compensation plan assets
Institutional money market funds	2,225	2,225	—	—
Fixed income	338	338	—	—
Marketable equity securities	3,279	3,279	—	—
Total institutional funds - Deferred compensation plan	5,842	5,842	—	—
Total other assets	6,908	5,842	—	1,066
Total	$10,334	$9,268	$—	$1,066

The Company’s investments, with the exception of its auction-rate security, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, or broker or dealer quotations. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

Auction-rate securities are classified within Level 3 because significant assumptions for such securities are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of the Company's total assets as of March 31, 2014.

There were no changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2014 and the year ended December 31, 2013. There were no transfers between Level 1 and 2 hierarchies for the three months ended March 31, 2014 and the year ended December 31, 2013.

Note 5 BORROWING ARRANGEMENTS

Senior Secured Revolving Credit Facility

On December 6, 2013, the Company entered into a five-year $300 million, senior secured revolving credit facility (the “Facility”), the terms of which are set forth in a Credit Agreement (the “Credit Agreement”) among the Company, a group of lenders led by Morgan Stanley Senior Funding, Inc., as administrative agent, and Union Bank N.A., BNP Paribas and SunTrust Bank as co-syndication agents. The Company may increase the aggregate availability under the Facility through a customary “accordion” feature in an amount not to exceed $250 million. The Company recorded debt issuance costs of $2.1 million in December 2013, that are being amortized over the expected five-year term of the Facility.

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

The Company may prepay loans under the Credit Agreement at any time, in whole or in part, upon payment of accrued interest and break funding payments, if applicable. The Company may terminate or reduce the Facility at any time without penalty. The obligations under the Facility are guaranteed by certain domestic subsidiaries of the Company, are secured by a pledge of substantially all of the assets of the Company and the guarantors, and contains affirmative, negative and financial covenants. Affirmative covenants include, among other things, the delivery of financial statements and other information. Negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, investments and transactions with affiliates. The financial covenants require the Company to maintain compliance with a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in an acceleration of obligations under the Credit Agreement. As of March 31, 2014, there were no outstanding borrowings under the Facility.

Note 6 STOCKHOLDERS’ EQUITY

Share-Based Compensation

The following table summarizes share-based compensation, net of the amount capitalized in inventory, included in operating results:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Cost of revenue	$1,316	$1,844
Research and development	4,729	4,608
Selling, general and administrative	9,572	8,310
Total share-based compensation expense, before income taxes	15,617	14,762
Tax benefit	(2,924)	(2,606)
Total share-based compensation expense, net of income taxes	$12,693	$12,156

Restricted Stock Units, Employee Stock Purchase Plan and Stock Options

In May 2005, Atmel’s stockholders initially approved Atmel’s 2005 Stock Plan (as amended, the “2005 Stock Plan”). On May 9, 2013, Atmel's stockholders approved an amendment to the 2005 Stock Plan to increase the number of shares allocated to the 2005 Stock Plan by 25.0 million shares. As of March 31, 2014, 158.0 million shares had been cumulatively authorized for issuance under the 2005 Stock Plan, and 21.4 million shares remained available for issuance without giving effect to any adjustment that may be required by the terms of the 2005 Stock Plan in respect of shares underlying restricted stock or restricted stock units. Under the 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Restricted stock units generally vest on a quarterly basis over a service period of up to four years from the grant date, although restricted stock unit grants to newly-hired employees generally have a one-year cliff vest equal to one-quarter of the total grant. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options		Weighted-
			Exercise	Average
	Available for Grant	Number of Options	Price per Share	Exercise Price per Share
	(in thousands, except for per share data)
Balances, December 31, 2013	21,245	3,635	$2.13-$10.01	$4.50
Restricted stock units issued	(201)
Plan adjustment for restricted stock units issued	(115)
Restricted stock units cancelled	211
Plan adjustment for restricted stock units cancelled	134
Performance-based restricted stock units cancelled	47
Plan adjustment for performance-based restricted stock units cancelled	29
Options cancelled/expired/forfeited	2	(2)	$4.92-$7.25	$6.02
Options exercised	—	(322)	$2.65-$7.38	$4.30
Balances, March 31, 2014	21,352	3,311	$2.13-$10.01	$4.52

Restricted stock units are granted from the pool of options available for grant. Every share underlying restricted stock, restricted stock units (including performance-based restricted stock units), or stock purchase rights issued on or after May 9, 2013 is counted against the numerical limit for options available for grant as 1.57 shares, as reflected in the table above in the line items for "Plan adjustments", except that restricted stock units (including performance-based restricted stock units), or stock purchase rights issued prior to May 9, 2013 but on or after May 18, 2011, is counted against the numerical limit for options available for grant as 1.61 shares, and restricted stock units (including performance-based restricted stock units), or stock purchase rights issued prior to May 18, 2011 and on or after May 14, 2008, is counted against the numerical limit for options available for grant as 1.78 shares. If shares issued pursuant to any restricted stock, restricted stock unit, and stock purchase right agreements are cancelled, forfeited or repurchased by the Company, the number of shares returned to the 2005 Stock Plan will be multiplied by the same ratios above under which such shares were issued and will again become available for issuance.

As of March 31, 2014, there were 21.4 million shares available for issuance under the 2005 Stock Plan, or 13.6 million shares after giving effect to the applicable ratios under the 2005 Stock Plan for issuances of restricted stock units, as described above.

Restricted Stock Units

Activity related to restricted stock units is set forth below:

	Number of Units	Weighted-Average Grant Date Fair Value
	(in thousands, except for per share data)
Balances, December 31, 2013	21,137	$8.84
Restricted stock units issued	201	8.12
Restricted stock units vested	(1,629)	7.91
Restricted stock units cancelled	(211)	8.02
2011 Plan - Performance-based restricted stock units cancelled	(47)	13.83
Balances, March 31, 2014	19,451	$9.08

As of March 31, 2014, total unearned share-based compensation related to unvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $105.4 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 2.01 years.

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

Performance-Based Restricted Stock Units

On December 17, 2013, the Company adopted the Atmel 2014 Long-Term Performance-Based Incentive Plan (the “2014 Plan”), which provides for the grant of performance-based restricted stock units to Company participants. The Company issued 1.0 million shares under the 2014 Plan for the year ended December 31, 2013. The Company records performance-based restricted stock units issued under the 2014 Plan based on achievement of the “target” performance metrics, which will result in a participant being credited with 100% of the performance-based shares awarded to that participant under the 2014 Plan. Achievement at the “maximum” performance metrics will result in a participant being credited with 300% of the performance-based shares awarded to that participant under the 2014 Plan.

Performance metrics for the 2014 Plan are based principally on corporate level and business unit non-GAAP gross margin metrics, calculated at the end of each 2014 calendar quarter (other than the Company’s XSense business unit for which the performance metric will be based on 2014 cumulative calendar year revenue). Vesting of performance-based restricted stock units under the 2014 Plan is expected to commence, assuming achievement of the underlying performance metrics, in the first calendar quarter of 2015. Performance metrics and awards are not cumulative or duplicative (the final award will be based, subject to adjustment, on the highest non-GAAP gross margin achieved during the performance period). Performance-based shares may be credited to participants at the end of any calendar quarter if a non-GAAP gross margin performance metric has been achieved at that quarter end. Additional performance-based shares may be credited for performance that falls between “threshold” and “target” or “target” and “maximum” metrics. In the event that a performance metric is achieved and the applicable non-GAAP gross margin performance metric, in the next succeeding 2014 calendar quarter, falls more than 2% percent below the previously achieved performance metric, the number of performance-based shares credited to a participant will be adjusted, based on average performance over the affected quarterly periods, to reflect that reduced performance. For participants who are included within the 2014 Plan at any time after January 1, 2014, awards will be pro-rated to reflect the actual time a participant has been an employee of, or a service provider to, the Company. The Company recorded total share-based compensation expense related to performance-based restricted stock units of $1.1 million under the 2014 Plan in the three months ended March 31, 2014.

The performance period under the Company's 2011 Long-Term Performance-Based Incentive Plan (the “2011 Plan"), adopted in May 2011, ended on December 31, 2013. Approximately 2.5 million performance-based restricted stock units were forfeited in April 2014 under the 2011 Plan as a result of the Company's performance during the period.

Employee Stock Purchase Plan

     Under the 2010 Employee Stock Purchase Plan (“2010 ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85% of the fair market value of the common stock at the date of commencement of the six-month offering period or 85% of the fair market value on the last day of the offering period. Purchases are limited to 10% of an employee’s eligible compensation subject to a maximum annual employee contribution limit of $25,000 of the market value of the shares (determined at the time the share is granted) per calendar year. There were 0.8 million and 1.0 million shares purchased under the 2010 ESPP for the three months ended March 31, 2014 and 2013 at an average price per share of $6.43 and $5.00, respectively. Of the 25.0 million shares authorized for issuance under the 2010 ESPP, 19.8 million shares were available for issuance at March 31, 2014.

The fair value of each purchase under the 2010 ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option-pricing model. The following assumptions were utilized to determine the fair value of the 2010 ESPP shares:

	Three Months Ended
	March 31, 2014	March 31, 2013
Risk-free interest rate	0.07%	0.13%
Expected life (years)	0.50	0.50
Expected volatility	32%	50%
Expected dividend yield	—	—

The weighted-average fair value per share under the 2010 ESPP for purchase periods beginning in the three months ended March 31, 2014 and 2013 were $1.64 and $1.29, respectively. Cash proceeds from the issuance of shares under the Company’s ESPP were $5.4 million and $5.1 million for the three months ended March 31, 2014 and 2013, respectively.

Common Stock Repurchase Program

Atmel’s Board of Directors has, since 2010, authorized an aggregate of $1 billion of funding for the Company’s common stock repurchase program. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of the Company’s cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities. As of March 31, 2014, $284.5 million remained available for repurchasing common stock under this program.

During the three months ended March 31, 2014 and 2013, Atmel repurchased 6.9 million and 2.4 million shares, respectively, of its common stock in the open market at an average repurchase price of $7.97 and $6.52 per share, respectively, excluding commission, and subsequently retired those shares (except for a limited number of shares re-issued to support restricted stock unit grants outside of the U.S.). Common stock and additional paid-in capital were reduced by $54.9 million and $15.4 million, excluding commission, for the three months ended March 31, 2014 and 2013, respectively, as a result of the stock repurchases.

Note 7 ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for the Company arises from foreign currency translation adjustments, actuarial loss related to defined benefit pension plans and net unrealized loss on investments. The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax:

	Foreign currency translation adjustments	Defined benefit pension plans	Change in unrealized loss on investments	Total
	(in thousands)
Balance as of December 31, 2013	$14,952	$(2,153)	$(2)	$12,797
Other comprehensive income before reclassifications	323	—	—	323
Amounts reclassified from accumulated other comprehensive income	—	(19)	328	309
Net increase in other comprehensive income	323	(19)	328	632
Balance as of March 31, 2014	$15,275	$(2,172)	$326	$13,429

Amounts reclassified from accumulated other comprehensive income were mainly related to losses on available-for-sale securities. These reclassifications impacted "interest and other income, net" on the condensed consolidated statements of operations.

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

Purchase Commitments

As of March 31, 2014, the Company, or its affiliates, had certain non-cancellable commitments which were not included on the condensed consolidated balance sheets. These include the outstanding capital purchase commitments of approximately $1.6 million and wafer purchase commitments of approximately $69.5 million.

Contingencies

Legal Proceedings

The Company is party to various legal proceedings. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations and statements of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described below or other legal proceedings that were not deemed material as of March 31, 2014, there exists the possibility of a material adverse effect on the Company's financial position, results of operations and cash flows. The Company has accrued for losses related to litigation that it considers probable and for which the loss can be reasonably estimated. In the event that a probable loss cannot be reasonably estimated, it has not accrued for such losses. Management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. As the Company continues to monitor litigation matters, whether deemed material as of March 31, 2014 or not, its determination could change, and the Company may decide, at some future date, to establish an appropriate reserve.

French Insolvency-Related Litigation - LFoundry and Atmel Rousset. In June 2010, the Company's French subsidiary, Atmel Rousset S.A.S. (“Atmel Rousset”), sold its wafer manufacturing facility in Rousset, France to LFoundry GmbH (“LF”). In connection with this transaction, Atmel Rousset also executed, among other agreements, a take-or-pay supply agreement (the “Supply Agreement”) requiring Atmel Rousset or its affiliates to purchase wafers from LF’s subsidiary, LFoundry Rousset S.A.S. (“LFR”), which operates the facility; Atmel Rousset’s commitment under that Supply Agreement was fully satisfied in mid-2013. On June 26, 2013, LFR filed an insolvency declaration with the Commercial Court of Paris (the “Paris Court”). Two months later, on August 22, 2013, Atmel Rousset received a petition through which LFR, by its judicially-appointed receivers and administrator (collectively, “Administrator”), sought to extend the bankruptcy proceedings to include Atmel Rousset. On February 12, 2014, the Paris Court rejected the Administrator’s petition in its entirety. The period within which the Administrator was legally entitled to appeal this matter has expired, and the matter is concluded.
French Insolvency-Related Litigation - LFoundry and Atmel Corporation, et al. On June 26, 2013, LFR filed an insolvency declaration with the Paris Court, as described above under “Legal Proceedings - French Insolvency-Related Litigation - LFoundry and Atmel Rousset.” On September 6, 2013, LFR’s judicially-appointed receivers submitted a further petition to the Paris Court seeking to hold the Company and its subsidiary Atmel B.V. jointly and severally liable to LFR for damages in the approximate amount of 135.0 million Euros. LFR alleges that the Company and Atmel B.V. defrauded LFR (x) in connection with Atmel Rousset’s 2010 sale of its manufacturing facility to LF, the German parent of LFR, and (y) through their business conduct with LFR after the sale. The Company and Atmel B.V. consider LFR’s claims specious, defamatory and devoid of merits, based on the following facts among others: (a) neither was a party to the sale transaction or the supply agreement executed in conjunction with the transaction; (b) the sale transaction, when consummated in 2010, fully complied with all applicable French laws; (c) the assets transferred by Atmel Rousset to LFR had a net value at the time of sale in excess of 80 million Euros, as confirmed, prior to the sale, by an independent auditor appointed by the Paris Court; (d) LFR assumed no debt in connection with the transaction; (e) LF was, at the time of the transaction, a financially stable and experienced foundry operator; (f) Atmel Rousset’s Workers’ Council (representing all Atmel Rousset employees prior to the sale), after receiving detailed information about LF and the transaction, and the analysis of its own independent financial expert, unanimously approved the transaction; (g) Atmel Rousset (or its affiliates) fully satisfied the commitment to purchase wafers from LFR, as acknowledged by LFR, by mid-2013; (h) in the three years after the sale, LFR received from Atmel Rousset (or present and past affiliates) payments for wafers and other services aggregating more than $400.0 million; and (i) any failure by LFR to diversify its revenue stream or reduce its dependence on Atmel Rousset over the course of three years resulted solely from ineffectual LFR management. The Company and Atmel B.V. intend to defend themselves vigorously in this matter, and included in their responsive submission a counterclaim against the receivers for abuse of process. On December 26, 2013, LFR suspended operations and commenced a judicially-supervised liquidation. On March 10, 2014, the Paris Court adjourned this litigation matter indefinitely.

Southern District of New York Action by LFR and LFR Employees. On March 4, 2014, LFR and Jean-Yves Guerrini, on behalf of himself and a putative class of LFR employees, filed an action in the United States District Court for the Southern District of New York against the Company, Atmel Rousset and LF, LFR’s German parent. The complaint, which seeks significant damages, alleges claims for violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), RICO conspiracy, fraud, tortious interference with contract, trespass to chattels, and to void Atmel Rousset’s 2010 sale of its wafer manufacturing facility to LF, The asserted claims are predicated on the same factual allegations as the matter described above in “French Insolvency-Related Litigation - LFoundry and Atmel Corporation et al.,” are similarly devoid of merit, and, the Company will contend, are inappropriate for review in a U.S. court. The Company and Atmel Rousset will defend vigorously against these claims, and intend to assert counterclaims and seek other relief, as appropriate.

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

The following table summarizes the activity related to the product warranty liability:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Balance at beginning of period	$3,686	$4,832
Accrual for warranties during the period, net	946	487
Actual costs incurred	(883)	(690)
Balance at end of period	$3,749	$4,629

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
The following table presents the (provision for) benefit from income taxes and the effective tax rates:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands, except for percentages)
Income (loss) before income taxes	$4,832	$(62,028)
(Provision for) benefit from income taxes	$(2,666)	$14,361
Effective tax rate	55.17%	23.15%
For the three months ended March 31, 2014 and 2013, the Company recorded an income tax provision of $2.7 million and income tax benefit of $14.4 million, respectively. For the three months ended March 31, 2014, the significant components of the tax provision were from operating profits. The Company's effective tax rate for the three months ended March 31, 2014 was higher than the statutory federal income tax rate of 35%, primarily due to discrete interest charges related to foreign audit and withholding tax reserves, and the expiration of the federal research and development tax credit as of December 31, 2013. For the three months ended March 31, 2013, the significant components of the tax benefits were from operations in jurisdictions with operating losses, restructuring costs incurred in various jurisdictions and settlement charges. The Company’s effective tax rate for the three months ended March 31, 2013 was lower than the statutory federal income tax rate of 35%, primarily due to losses recognized in lower tax rate jurisdictions and the federal research and development tax credit which was reinstated on January 2, 2013 for years 2012 and 2013, which was partially offset by a discrete charge from gain recognized on the sale of the serial flash product line.
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2013 tax years generally remain subject to examination by federal and most state tax authorities. For significant foreign jurisdictions, the 2003 through 2013 tax years generally remain subject to examination by their respective tax authorities.
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
At March 31, 2014 and December 31, 2013, the Company had $31.9 million and $43.4 million of unrecognized tax benefits recorded to income tax payable, respectively, which, if recognized, would affect the effective tax rate. Also at March 31, 2014 and December 31, 2013, the Company had $59.7 million and $44.1 million of unrecognized tax benefits, respectively, which, if recognized, would affect the effective tax rate and result in adjustments to other tax accounts, primarily deferred tax assets. The increase in unrecognized tax benefits during the three months ended March 31, 2014 was primarily due to the U.S. tax impacts related to foreign operations. Certain unrecognized tax benefits at the three months ended March 31, 2014 were reclassified from long-term income tax payable and netted against deferred tax assets due to a required change in accounting for unrecognized tax benefits from the gross method to the net method beginning January 1, 2014.
Increases or decreases in unrecognizable tax benefits could occur over the next 12 months due to tax law changes, unrecognized tax benefits established in the normal course of business, or the conclusion of ongoing tax audits in various jurisdictions around the world. The Company believes that before March 31, 2015, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. If the Company reaches settlement with the tax authorities and/or such statutes of limitation expire, the Company expects to record a corresponding adjustment to the applicable unrecognized tax benefits. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the Company estimates that the range of potential decreases in underlying uncertain tax positions may be between $0 and $5.0 million over the next 12 months, although those estimates are subject to various factors beyond the Company's control. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. The Company regularly assesses its tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.
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

The aggregate net pension expense relating to these two plans are as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Service costs	$389	$461
Interest costs	385	366
Amortization of actuarial loss	19	15
Net pension period cost	$793	$842

The Company’s net pension period cost for 2014 is expected to be approximately $3.2 million. Cash funding for benefits paid was $0.1 million for the three months ended March 31, 2014. The Company expects total contribution to these plans to be approximately $0.5 million in 2014.

Note 11 OPERATING AND GEOGRAPHICAL SEGMENTS

The Company designs, develops, manufactures and sells semiconductor integrated circuit products. The Company’s operating segments represent management’s view of the Company’s businesses and how it allocates Company resources and measures performance of its major components. Each segment consists of product families with similar requirements for design, development and marketing. Each segment requires different design, development and marketing resources to produce and sell products.

During the first quarter of 2014, the Company realigned its business segments to better allocate resources and to focus more effectively on core markets.  As a result, the Company created a new reportable segment entitled "Multi-Market and Other" and eliminated the former Application Specific Integrated Circuit (“ASIC”) segment. A summary of each reportable segment follows:

•
Microcontroller. This segment includes AVR 8-bit and 32-bit products, ARM based products, capacitive touch products, including maXTouch and QTouch, 8051 based products, designated wireless products, including low power radio and SOC products that meet Zigbee and Wi-Fi specifications and custom application specific microcontroller products.

•	Nonvolatile Memory. This segment includes electrically erasable programmable read-only ("EEPROM"), erasable programmable read-only memory (“EPROM”) devices and secure cryptographic memory products.

•	Automotive. This segment includes high voltage, connectivity and mixed signal products for automotive applications and RF identification products.

•	Multi-Market and Other. This segment includes application specific and standard products for aerospace, programmable logic products, foundry business and XSense products.

Prior period operating segment presentations have been revised to conform to the Company's new segment reporting.

The Company continually evaluates operating segment performance based on revenue and income or loss from operations excluding share-based compensation and other non-recurring items. Because the Company’s operating segments reflect the manner in which management reviews its business, they necessarily involve subjective judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Operating segments may also be changed or modified, as is being done with this Quarterly Report on Form 10Q, to reflect products, technologies or applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments.

Operating segments are defined by the products they design and sell. They do not sell to each other. The Company’s net revenue and segment (loss) income from operations for each reportable segment is as follows:

Information about Reportable Segments

	Micro- Controller	Nonvolatile Memory	Automotive	Multi-Market and Other	Total
	(in thousands)
Three months ended March 31, 2014
Net revenue from external customers	$235,141	$35,651	$40,971	$25,598	$337,361
Segment income (loss) from operations	$18,826	$5,047	$6,754	$(557)	$30,070
Three months ended March 31, 2013
Net revenue from external customers	$228,366	$35,157	$39,479	$26,141	$329,143
Segment income from operations	$4,804	$4,846	$1,310	$3,222	$14,182

The Company's primary products are semiconductor integrated circuits, which constitutes a group of similar products. Therefore, it is impracticable to differentiate the revenues from external customers for each product sold. The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.

Reconciliation of Segment Information to Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Total segment income from operations	$30,070	$14,182
Unallocated amounts:
Share-based compensation expense	(15,617)	(14,762)
Loss from manufacturing facility damage and shutdown	(7,056)	—
Acquisition-related charges	(1,628)	(2,255)
French building underutilization and other	(1,296)	—
Restructuring credits (charges)	224	(42,814)
Gain related to foundry arrangements	58	—
Recovery of receivables from foundry supplier	—	439
Settlement charges	—	(21,600)
Gain on sale of assets	—	4,430
Consolidated income (loss) from operations	$4,755	$(62,380)

Geographic sources of revenue were as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
United States	$52,910	$44,181
Germany	59,261	48,584
France	3,080	6,071
Japan	5,540	10,158
China, including Hong Kong	93,201	98,690
Singapore	11,590	8,727
South Korea	33,032	43,211
Taiwan	10,718	13,292
Rest of Asia-Pacific	24,022	22,805
Rest of Europe	38,353	28,393
Rest of the World	5,654	5,031
Total net revenue	$337,361	$329,143

Net revenue is attributed to regions based on ship-to locations.

The Company had two distributors that accounted for 16% and 13%, respectively, of net revenue in the three months ended March 31, 2014. No end customer accounted for 10% or more of net revenue in the three months ended March 31, 2014. The Company had one distributor and one end customer, each of which accounted for 12% of net revenue in the three months ended March 31, 2013.

Two distributors accounted for 17% and 14%, respectively, of accounts receivable at March 31, 2014 and no end customer accounted for 10% or more of accounts receivable at March 31, 2014. Two distributors accounted for 14% and 11%, respectively, of accounts receivable at March 31, 2013 and one end customer accounted for 11% of accounts receivable at March 31, 2013.

Physical locations of tangible long-lived assets were as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
United States	$112,236	$104,912
Philippines	52,744	50,472
Germany	23,982	24,244
France	16,849	17,249
Rest of Asia-Pacific	21,671	23,815
Rest of Europe	7,615	7,026
Total	$235,097	$227,718

Excluded from the table above as of March 31, 2014 and December 31, 2013 are goodwill of $108.6 million and $108.2 million, respectively, intangible assets, net of $26.4 million and $28.1 million, respectively, and deferred income tax assets of $115.3 million and $134.4 million, respectively.

Note 12 GAIN ON SALE OF ASSETS

On September 28, 2012, the Company completed the sale of its Serial Flash product line. Under the terms of the sale agreement, the Company transferred assets to the buyer, which assumed certain liabilities, in return for cash consideration of $25.0 million. As part of the sale transaction, the Company granted the buyer an exclusive option to purchase the Company's remaining $7.0 million of Serial Flash inventory, which the buyer fully exercised during the first quarter of 2013. As a result of the sale of that $7.0 million of remaining inventory, the Company recorded a gain of $4.4 million for the three months ended March 31, 2013 to reflect receipt of payment upon exercise of the related purchase option and the completion of the sale of the Serial Flash product line.

Note 13 RESTRUCTURING CHARGES

The following table summarizes the activity related to the accrual for restructuring charges detailed by event:

	Q2'10	Q2'12	Q1'13	Q3'13	Total 2014
	(in thousands)
Balance at January 1, 2014 - Restructuring Accrual	$281	$897	$22,949	$1,314	$25,441
Credits - Employee termination costs, net of change in estimate	—	—	—	(224)	(224)
Payments - Employee termination costs	—	(383)	(7,426)	(471)	(8,280)
Foreign exchange (gain) loss	—	—	(28)	5	(23)
Balance at March 31, 2014 - Restructuring Accrual	$281	$514	$15,495	$624	$16,914

	Q2'10	Q2'12	Q4'12	Q1'13	Total 2013
	(in thousands)
Balance at January 1, 2013 - Restructuring Accrual	$439	$7,418	$8,365	$—	$16,222
(Credits) charges - Employee termination costs, net of change in estimate	—	—	(460)	42,821	42,361
Charges - Other	—	—	—	453	453
Payments - Employee termination costs	—	(2,206)	(5,161)	—	(7,367)
Payments - Other	—	—	(45)	(453)	(498)
Foreign exchange gain	—	—	(16)	—	(16)
Balance at March 31, 2013 - Restructuring Accrual	$439	$5,212	$2,683	$42,821	$51,155

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

2013 Restructuring Charges

Restructuring charges in the first quarter of 2013 were primarily related to workforce reductions at the Company's subsidiaries in Rousset, France ("Rousset"), Nantes, France (“Nantes”), and Heilbronn, Germany ("Heilbronn").

Rousset and Nantes

In 2013, each of Rousset and Nantes restructured operations to further align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. In connection with formulating these restructuring plans, during the first quarter of 2013, Rousset and Nantes each confidentially negotiated and developed “social plans” in coordination and consultation with their respective local Works Councils. These social plans, which are subject to French law, set forth general parameters, terms and benefits for employee dismissals, both voluntary and involuntary. The restructuring charges related to Rousset and Nantes were $26.6 million.

Substantially all of the affected employees ceased active service as of March 31, 2014. There were no significant changes to the plan and no material modifications or changes were made after implementation began.

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

The restructuring charges recorded in the first quarter of 2013 also included $0.9 million related to U.S. and other countries.

The restructuring accrual is expected to be substantially paid out by the end of 2014.

Note 14 SETTLEMENT CHARGES

For the three months ended March 31, 2013, the Company recorded settlement charges of $21.6 million related to legal settlements undertaken in connection with actual, contemplated or anticipated litigation, or activities undertaken in preparation for, or anticipation of, possible litigation related to intellectual property.

Note 15 NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands, except per share data)
Net income (loss)	$2,166	$(47,667)
Weighted-average shares - basic	425,390	428,999
Dilutive effect of incremental shares and share equivalents	1,886	—
Weighted-average shares - diluted	427,276	428,999
Net income (loss) per share:
Basic
Net income (loss) per share - basic	$0.01	$(0.11)
Diluted
Net income (loss) per share - diluted	$0.01	$(0.11)

The following table summarizes securities that were not included in the “Weighted-average shares - diluted” used for calculation of diluted net income (loss) per share, as their effect would have been anti-dilutive:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Employee stock options and restricted stock units outstanding	4,788	9,818

Note 16 INTEREST AND OTHER INCOME, NET

Interest and other income, net, are summarized in the following table:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Interest and other income	$394	$727
Interest expense	(505)	(695)
Foreign exchange transaction gains	188	320
Total	$77	$352

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our Condensed Consolidated Financial Statements and the related Notes included in this Form 10-Q. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to review and consider carefully the various disclosures made by us in this Form 10-Q and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2013. Atmel’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports are available, free of charge, through the “Investors” section of www.atmel.com. We make these reports available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The SEC also maintains a website located at www.sec.gov that contains Atmel’s reports filed with, or furnished to, the SEC. The information disclosed on our website is not incorporated herein and does not form a part of this Form 10-Q.
This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2014 and beyond. Our statements regarding the following matters also fall within the meaning of “forward-looking” statements and should be considered accordingly: the expansion of the market for microcontrollers, revenue for our maXTouch® products, expectations for our XSense® products, our gross margin expectations and trends, anticipated revenue by geographic area and the ongoing transition of our revenue base to Asia, expectations or trends involving our operating expenses, capital expenditures, cash flow and liquidity, our factory utilization rates, the effect and timing of new product introductions, our ability to access independent foundry capacity and the corresponding financial condition and operational performance of those foundry partners, including insolvencies of, and litigation related to European foundry suppliers, the effects of our strategic transactions and restructuring efforts, the estimates we use in respect of the amount and/or timing for expensing unearned share-based compensation and similar estimates related to our performance-based restricted stock units, our expectations regarding tax matters and related tax audits, the outcome of litigation (including intellectual property litigation in which we may be involved or in which our customers may be involved, especially in the mobile device sector) and the effects of exchange rates and our ongoing efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A - Risk Factors, and elsewhere in this Form 10-Q. Generally, the words “may,” “will,” “could,” “should,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-Q is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements in this Form 10-Q.
OVERVIEW

     We are one of the world’s leading designers, developers and suppliers of microcontrollers, which are self-contained computers-on-a-chip. Microcontrollers are generally less expensive, consume less power and offer enhanced programming capabilities compared to traditional microprocessors. Our microcontrollers and related products are used in many of the world’s leading industrial and automotive electronics, mobile computing and communications devices, including smartphones, tablets, Ultrabooks and personal computers, and other electronics products in which they provide core, embedded functionalities for, among other things, touch and proximity sensing, sensor management, security and encryption, wireless connectivity, lighting and system controls and battery management. We continue to extend our product portfolio through the ongoing development and introduction of additional wireless products that allow devices to communicate and connect with each other, having continued to integrate enhanced wireless capabilities into our product portfolio using technologies such as Zigbee and “Wi-Fi Direct,” that enable the so-called “Internet of Things,” where smart, connected devices and appliances seamlessly share data and information. We also expect these products to proliferate within the quickly evolving “wearables” sector, where our microcontrollers may be used to manage multiple accelerometers or sensors within a device, to communicate information from that device to a gateway, or to track or monitor other activities. We also continue to enable and enhance human computer interaction by leveraging our market leading capacitive touch products, our microcontroller know-how and our significant intellectual property ("IP") portfolio. In addition, we continuously seek new market opportunities that benefit from our corporate and technology strengths, as we did when we launched our XSense product, a new type of proprietary metal mesh technology for touch sensors. To maintain a broad market reach, we also design and sell other semiconductor products that complement our microcontroller business, including nonvolatile memory, radio frequency and mixed-signal components and application specific integrated circuits. Our product portfolio allows us to address a broad range of high growth applications, including, for example, industrial, building and home electronics systems, smart meters used for utility monitoring and billing, commercial, residential and architectural LED-based lighting systems, touch panels used on household and industrial appliances, medical devices, aerospace and military products and systems, and a growing universe of electronic-based automotive systems like keyless ignition and access, engine control, air-bag deployment, and lighting and entertainment systems. We expect the market for microcontrollers to continue to expand over time as tactile, gesture and proximity-based user interfaces become increasingly prevalent, as additional intelligence is built into an ever-growing universe of everyday products for the “Internet of Things” or integrated within “wearable” devices, as industrial and automotive customers accelerate the replacement of mechanical or passive controls in their products with touch-based applications, and as power management, authentication, cryptographic, security and similar capabilities become increasingly critical to many industrial, automotive, consumer and medical products.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31, 2014		March 31, 2013
	(in thousands, except for percentage of net revenue)
Net revenue	$337,361	100.0%	$329,143	100.0%
Gross margin	139,990	41.5%	131,305	39.9%
Research and development	69,752	20.7%	68,308	20.8%
Selling, general and administrative	64,079	19.0%	63,577	19.3%
Acquisition-related charges	1,628	0.5%	2,255	0.7%
Restructuring (credits) charges	(224)	(0.1)%	42,814	13.0%
Recovery of receivables from foundry supplier	—	—%	(439)	(0.1)%
Gain on sale of assets	—	—%	(4,430)	(1.3)%
Settlement charges	—	—%	21,600	6.6%
Income (loss) from operations	$4,755	1.4%	$(62,380)	(19.0)%

Net Revenue

Our net revenue totaled $337.4 million for the three months ended March 31, 2014, an increase of 2%, or $8.2 million, from $329.1 million in net revenue for the three months ended March 31, 2013. Revenue for the three months ended March 31, 2014 was higher than the three months ended March 31, 2013 primarily due to revenue growth in the microcontroller segment.

Net Revenue — By Operating Segment

Our net revenue by operating segment is summarized as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$235,141	$228,366	$6,775	3%
Nonvolatile Memory	35,651	35,157	494	1%
Automotive	40,971	39,479	1,492	4%
Multi-Market and Other	25,598	26,141	(543)	(2)%
Total net revenue	$337,361	$329,143	$8,218	2%

Microcontroller

Microcontroller segment net revenue increased 3% to $235.1 million for the three months ended March 31, 2014 compared to $228.4 million for the three months ended March 31, 2013. Microcontroller net revenue represented 70% and 69% of total net revenue for the three months ended March 31, 2014 and 2013, respectively. Revenue increased primarily as a result of stronger demand from the consumer, industrial and automotive end markets, partially offset by decreased demand from the mobility and computing end markets.

Nonvolatile Memory

Nonvolatile Memory segment net revenue was relatively flat at $35.7 million for the three months ended March 31, 2014 compared to $35.2 million for the three months ended March 31, 2013.

Automotive

Automotive segment net revenue increased 4% to $41.0 million for the three months ended March 31, 2014 from $39.5 million for the three months ended March 31, 2013. This increase was primarily related to an increase in demand for our high-voltage and auto RF products, partially offset by a decline in demand for legacy GPS products.

Multi-Market and Other

Multi-Market and Other segment net revenue decreased slightly to $25.6 million for the three months ended March 31, 2014 compared to $26.1 million for the three months ended March 31, 2013.
Net Revenue by Geographic Area
Our net revenue by geographic area for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, is summarized in the table below. Revenue is attributed to regions based on the location to which we ship. See Note 11 of Notes to Condensed Consolidated Financial Statements for further discussion.

	Three Months Ended
	March 31, 2014	March 31, 2013	Change	% Change
	(in thousands, except for percentages)
Asia	$178,103	$196,883	$(18,780)	(10)%
Europe	100,694	83,048	17,646	21%
United States	52,910	44,181	8,729	20%
Other*	5,654	5,031	623	12%
Total net revenue	$337,361	$329,143	$8,218	2%
_________________________________________
*  Primarily includes South Africa, and Central and South America

Net revenue outside the United States accounted for 84% and 87% of our net revenue for the three months ended March 31, 2014 and 2013, respectively.

Our net revenue in Asia decreased $18.8 million, or 10%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The decrease was primarily due to weaker demand from the mobility and computing end markets. Net revenue for the Asia region was 53% and 60% of total net revenue for the three months ended March 31, 2014 and 2013, respectively.

Our net revenue in Europe increased $17.6 million, or 21% for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The increase was mainly due to stronger demand from the consumer, automotive and industrial end markets. Net revenue for the Europe region was 30% and 25% of total net revenue for the three months ended March 31, 2014 and 2013, respectively.

Our net revenue in the United States increased by $8.7 million, or 20%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013 primarily due to increased demand from the consumer, automotive and industrial end markets. Net revenue for the U.S. region was 16% and 13% of total net revenue for the three months ended March 31, 2014 and 2013, respectively.

Revenue and Costs — Impact from Changes to Foreign Exchange Rates

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies was 24% of our total net revenue for both the three months ended March 31, 2014 and 2013.

Costs denominated in foreign currencies were 19% and 18% of our total costs for the three months ended March 31, 2014 and 2013, respectively.

For the three months ended March 31, 2014, changes in foreign exchange rates had a favorable overall effect on our operating results. Our net revenue for the three months ended March 31, 2014 would have been approximately $2.4 million lower had the average exchange rate in the three months ended March 31, 2014 remained the same as the average rate in effect for the three months ended March 31, 2013. Our income from operations would have been approximately $2.6 million lower had the average exchange rate in the three months ended March 31, 2014 remained the same as the average exchange rate in the three months ended March 31, 2013.

Gross Margin

Gross margin increased to 41.5% for the three months ended March 31, 2014, compared to 39.9% for the three months ended March 31, 2013 primarily due to manufacturing cost improvements, which was partially offset by a $7.1 million loss related to the manufacturing facility damage and unplanned shutdown at our Colorado Springs plant that occurred in December 2013 and continued into the three months ended March 31, 2014. We expect to realize further gross margin benefit in 2014 from ongoing cost reductions and other operational enhancements.

Inventory decreased to $247.4 million at March 31, 2014 from $275.0 million at December 31, 2013, principally from a loss of manufacturing output resulting from an incident at our Colorado Springs facility in December 2013, a reduction in required inventory build related to legacy "take-or-pay" wafer supply agreements and improved alignment, throughout the first quarter of 2014, between customer demand and inventory on hand.

For the three months ended March 31, 2014, we manufactured approximately 54% of our products in our own wafer fabrication facility compared to 47% for the three months ended March 31, 2013.

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

Research and Development

Research and development ("R&D") expenses increased 2%, or $1.5 million, to $69.8 million for the three months ended March 31, 2014 from $68.3 million for the three months ended March 31, 2013. As a percentage of net revenue, R&D expenses totaled 21% for both the three months ended March 31, 2014 and 2013. We believe that continued strategic investments in R&D, primarily related to new product and process development are essential for us to remain competitive in the markets we serve.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses remained relatively flat at $64.1 million for the three months ended March 31, 2014 from $63.6 million for the three months ended March 31, 2013. As a percentage of net revenue, SG&A expenses totaled 19% for both the three months ended March 31, 2014 and 2013.

Share-Based Compensation

We primarily issue restricted stock units to our employees as equity compensation. Employees may also participate in an Employee Stock Purchase Program ("ESPP") that offers the ability to purchase stock through payroll withholdings at a discount to the market price. We did not issue stock options to our employees as equity compensation during the three months ended March 31, 2014 and 2013. Share-based compensation expense for any stock options and ESPP shares is based on the fair value of the award at the measurement date (grant date). The compensation amount for those options is calculated using a Black-Scholes option valuation model.

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

The following table summarizes share-based compensation, net of the amount capitalized in inventory included in operating results:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Cost of revenue	$1,316	$1,844
Research and development	4,729	4,608
Selling, general and administrative	9,572	8,310
Total share-based compensation expense, before income taxes	15,617	14,762
Tax benefit	(2,924)	(2,606)
Total share-based compensation expense, net of income taxes	$12,693	$12,156

In December 2013, we adopted the Atmel 2014 Long-Term Performance-Based Incentive Plan (the “2014 Plan”), which provides for the grant of performance-based restricted stock units to Company participants. Performance metrics for the 2014 Plan are based principally on corporate level and business unit non-GAAP gross margin metrics, calculated at the end of each 2014 calendar quarter. Vesting of performance-based restricted stock units under the 2014 Plan is expected to commence, assuming achievement of the underlying performance metrics, in the first calendar quarter of 2015. We recorded total share-based compensation expense related to performance-based restricted stock units of $1.1 million under the 2014 Plan in the three months ended March 31, 2014.

Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding.

Acquisition-Related Charges

We recorded total acquisition-related charges of $1.6 million and $2.3 million for the three months ended March 31, 2014 and 2013, respectively, related to amortization for various acquisitions completed since 2008.

Included in those acquisition-related charges is amortization of intangible assets amounting to $1.3 million and $1.9 million, of which $0.7 million and $0.8 million pertained to developed technology for the three months ended March 31, 2014 and 2013, respectively. We estimate that charges related to amortization of intangible assets will be approximately $3.8 million for the remainder of 2014.

We also recorded other compensation related charges for these acquisitions of $0.3 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.

Gain on Sale of Assets

On September 28, 2012, we completed the sale of our Serial Flash product line. Under the terms of the sale agreement, we transferred assets to the buyer, which assumed certain liabilities, in return for cash consideration of $25.0 million. As part of the sale transaction, we granted the buyer an exclusive option to purchase our remaining $7.0 million of Serial Flash inventory, which the buyer fully exercised during the first quarter of 2013. As a result of the sale of that $7.0 million of remaining inventory, we recorded a gain of $4.4 million for the three months ended March 31, 2013 to reflect receipt of payment upon exercise of the related purchase option and the completion of the sale of the Serial Flash product line.

Restructuring Charges

The following table summarizes the activity related to the accrual for restructuring charges detailed by event:

	Q2'10	Q2'12	Q1'13	Q3'13	Total 2014
	(in thousands)
Balance at January 1, 2014 - Restructuring Accrual	$281	$897	$22,949	$1,314	$25,441
Credits - Employee termination costs, net of change in estimate	—	—	—	(224)	(224)
Payments - Employee termination costs	—	(383)	(7,426)	(471)	(8,280)
Foreign exchange (gain) loss	—	—	(28)	5	(23)
Balance at March 31, 2014 - Restructuring Accrual	$281	$514	$15,495	$624	$16,914

	Q2'10	Q2'12	Q4'12	Q1'13	Total 2013
	(in thousands)
Balance at January 1, 2013 - Restructuring Accrual	$439	$7,418	$8,365	$—	$16,222
(Credits) charges - Employee termination costs, net of change in estimate	—	—	(460)	42,821	42,361
Charges - Other	—	—	—	453	453
Payments - Employee termination costs	—	(2,206)	(5,161)	—	(7,367)
Payments - Other	—	—	(45)	(453)	(498)
Foreign exchange gain	—	—	(16)	—	(16)
Balance at March 31, 2013 - Restructuring Accrual	$439	$5,212	$2,683	$42,821	$51,155

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

2013 Restructuring Charges

Restructuring charges in the first quarter of 2013 were primarily related to workforce reductions at our subsidiaries in Rousset, France ("Rousset"), Nantes, France (“Nantes”), and Heilbronn, Germany ("Heilbronn").

Rousset and Nantes

In 2013, each of Rousset and Nantes restructured operations to further align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. In connection with formulating these restructuring plans, during the first quarter of 2013, Rousset and Nantes each confidentially negotiated and developed “social plans” in coordination and consultation with their respective local Works Councils. These social plans, which are subject to French law, set forth general parameters, terms and benefits for employee dismissals, both voluntary and involuntary. The restructuring charges related to Rousset and Nantes were $26.6 million.

Substantially all of the affected employees ceased active service as of March 31, 2014. There were no significant changes to the plan and no material modifications or changes were made after implementation began.

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

The restructuring charges recorded in the first quarter of 2013 also included $0.9 million related to U.S. and other countries.

The restructuring accrual is expected to be substantially paid out by the end of 2014.

Based on the information available to us as of the date of this Form 10-Q, the dates on which employees affected by the restructuring are currently expected to cease their service with us, and assuming the absence of material labor discord, litigation or other unforeseen issues arising with respect to those matters, we believe that the estimated annual savings as a result of the restructuring actions will be approximately $42.5 million to $51.0 million, comprising approximately $17.0 million to $20.5 million from cost of sales, approximately $17.0 million to $20.0 million from research and development expense and approximately $8.5 million to $10.5 million from selling, general and administrative expense. Actual savings realized may, however, differ if our assumptions are incorrect or if other unanticipated events occur. Savings may also be offset, or additional expenses incurred, if, and when, we make additional investments in labor, materials or capital in our business in the future; savings achieved in connection with one series of restructuring activities may not necessarily be indicative of savings that may be realized in other restructuring activities nor may the timing of savings realized in connection with our restructuring actions be similar to, or consistent with, the timing of benefits realized in other restructuring activities that we may undertake at any time.

Settlement

For the three months ended March 31, 2013, we recorded settlement charges of $21.6 million related to legal settlements undertaken in connection with actual, contemplated or anticipated litigation, or activities undertaken in preparation for, or anticipation of, possible litigation related to intellectual property.

Interest and Other Income, Net

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Interest and other income	$394	$727
Interest expense	(505)	(695)
Foreign exchange transaction gains	188	320
Total	$77	$352

Interest and other income, net, resulted in income of $0.1 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively, primarily due to lower interest and other income and lower foreign exchange gains. We continue to have balance sheet exposures in foreign currencies subject to exchange rate fluctuations and may incur further gains or losses in the future as a result of such foreign exchange exposures.

Provision for Income Taxes
For the three months ended March 31, 2014 and 2013, we recorded an income tax provision of $2.7 million and income tax benefit of $14.4 million, respectively. For the three months ended March 31, 2014, the significant components of the tax provision were from operating profits. Our effective tax rate for the three months ended March 31, 2014 was higher than the statutory federal income tax rate of 35%, primarily due to discrete interest charges related to foreign audit, withholding tax reserves, and the expiration of the federal research and development tax credit as of December 31, 2013. For the three months ended March 31, 2013, the significant components of the tax benefits were from operations in jurisdictions with operating losses, restructuring costs incurred in various jurisdictions and settlement charges. Our effective tax rate for the three months ended March 31, 2013 was lower than the statutory federal income tax rate of 35%, primarily due to losses recognized in lower tax rate jurisdictions and the federal research and development tax credit which was reinstated on January 2, 2013 for years 2012 and 2013, which was partially offset by a discrete charge from gain recognized on the sale of the serial flash product line.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2013 tax years generally remain subject to examination by federal and most state tax authorities. For significant foreign jurisdictions, the 2003 through 2013 tax years generally remain subject to examination by their respective tax authorities.
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
At March 31, 2014 and December 31, 2013, we had $31.9 million and $43.4 million of unrecognized tax benefits recorded to income tax payable, respectively, which, if recognized, would affect the effective tax rate. Also at March 31, 2014 and December 31, 2013, we had $59.7 million and $44.1 million of unrecognized tax benefits, respectively, which, if recognized, would affect the effective tax rate and result in adjustments to other tax accounts, primarily deferred tax assets. The increase in unrecognized tax benefits during the three months ended March 31, 2014 was primarily due to the U.S. tax impacts related to foreign operations. Certain unrecognized tax benefits at the three months ended March 31, 2014 were reclassified from long-term income tax payable and netted against deferred tax assets due to a required change in accounting for unrecognized tax benefits from the gross method to the net method beginning January 1, 2014.
Increases or decreases in unrecognizable tax benefits could occur over the next 12 months due to tax law changes, unrecognized tax benefits established in the normal course of business, or the conclusion of ongoing tax audits in various jurisdictions around the world. We believe that before March 31, 2015, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. If we reach settlement with the tax authorities and/or such statutes of limitation expire, we expect to record a corresponding adjustment to the applicable unrecognized tax benefits. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, we estimate that the range of potential decreases in underlying uncertain tax positions may be between $0 and $5.0 million over the next 12 months, although those estimates are subject to various factors beyond our control. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. We regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business.

Liquidity and Capital Resources

At March 31, 2014, we had $255.5 million of cash, cash equivalents and short-term investments, compared to $279.1 million at December 31, 2013. The decrease in cash balances in the three months ended March 31, 2014 resulted principally from acquisition of fixed assets, timing of vendor payables and customer receivables and common stock repurchases. Our current asset to liability ratio, calculated as total current assets divided by total current liabilities, was 2.98 at March 31, 2014 compared to 2.90 at December 31, 2013. Working capital, calculated as total current assets less total current liabilities, decreased to $527.0 million at March 31, 2014, compared to $559.1 million at December 31, 2013. Cash provided by operating activities was $46.2 million for the three months ended March 31, 2014 compared to cash used in operating activities of $12.0 million for the three months ended March 31, 2013, and capital expenditures totaled $17.0 million and $4.1 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, of the $255.5 million aggregate cash and cash equivalents held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $170.8 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

Senior Secured Revolving Credit Facility

As of the date of this Form 10-Q, there were no amounts outstanding under our senior secured revolving credit facility and we were in compliance with all financial and other covenants.

Operating Activities

Net cash provided by operating activities was $46.2 million for the three months ended March 31, 2014, compared to cash used in operating activities of $12.0 million for the three months ended March 31, 2013. Net cash provided by operating activities for the three months ended March 31, 2014 was determined primarily by adjusting net income of $2.2 million, non-cash depreciation and amortization charges of $13.4 million and share-based compensation charges of $15.6 million.

Accounts receivable decreased by 6% or $11.9 million to $194.9 million at March 31, 2014, from $206.8 million at December 31, 2013. The average number of days of accounts receivable outstanding was 53 days for both the three months ended March 31, 2014 and December 31, 2013.

Inventories decreased to $247.4 million at March 31, 2014 from $275.0 million at December 31, 2013. Inventories consist of raw wafers, purchased foundry wafers, work-in-progress and finished units. Our number of days of inventory decreased to 114 days for the three months ended March 31, 2014 from 124 days for the three months ended December 31, 2013.

Investing Activities

Net cash used in investing activities was $14.7 million and $25.9 million for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, we paid $17.0 million for acquisitions of fixed assets as compared to $4.1 million in the three months ended March 31, 2013. For the three months ended March 31, 2014, we sold marketable securities for total proceeds of $3.1 million. For the three months ended March 31, 2013, we paid $25.9 million for acquisitions of businesses, net of cash acquired and received $5.1 million representing proceeds from the sale of inventory in relation to the disposal of a business.

We anticipate expenditures for capital purchases in 2014 to be higher than expenditures in 2013, and to be used principally to maintain existing manufacturing operations and improve IT systems.

Financing Activities

Net cash used in financing activities was $52.6 million and $11.6 million for the three months ended March 31, 2014 and 2013, respectively. The cash used was primarily related to stock repurchases of $54.9 million in the three months ended March 31, 2014, compared to $15.4 million in the three months ended March 31, 2013 and tax payments related to shares withheld for vested restricted stock units of $4.9 million for the three months ended March 31, 2014, compared to $3.7 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, we repurchased 6.9 million shares of our common stock in the open market and subsequently retired those shares under our existing stock repurchase program. As of March 31, 2014, $284.5 million remained available for repurchases under this program. Proceeds from the issuance of common stock related to exercises of stock options and our employee stock purchase plan totaled $6.7 million and $6.9 million for the three months ended March 31, 2014 and 2013, respectively.

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

We believe that the estimates, assumptions and judgments involved in provisions for revenue, excess and obsolete inventory, sales reserves and allowances, share-based compensation expense, allowances for doubtful accounts receivable, estimates for useful lives associated with long-lived assets, recoverability of goodwill and intangible assets, restructuring charges, liabilities for uncertain tax positions, deferred tax asset valuation allowances and litigation have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results, although there can be no assurance that results will not differ in the future. The critical accounting estimates associated with these policies are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K filed with the SEC on February 28, 2014.

Change in Accounting Estimate

During the first quarter of 2014, we revised our accounting estimate for the expected useful life of manufacturing equipment from five years to seven years. In reviewing the useful life of our remaining manufacturing equipment during the fourth quarter of 2013, we determined that the adoption of our manufacturing light strategy, the consolidation of our back-end subcontracting activities during the prior several years and the transition of our business to common test platforms had resulted in an extension of the economic life of those assets. We believe that this change better reflects the expected economic benefits from the use of our manufacturing equipment over time based on an analysis of historical experience and general industry practices. The revised useful life of the manufacturing equipment decreased depreciation by approximately $4.6 million for the first quarter of 2014, but did not have any impact on the consolidated statement of operations for the first quarter of 2014 as the reduction in depreciation for the quarter was capitalized into inventory. As the inventory turns, the quarterly benefit of the depreciation change will be recognized over the remainder of the year. The total estimated reduction in depreciation for the year 2014 is approximately $17.9 million. The savings from the change in depreciation decreases to zero by the end of 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available-for-sale, and consequently record them on the condensed consolidated balance sheets at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through March 31, 2014.

Foreign Currency Risk

When we take an order denominated in a foreign currency we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be affected by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, all costs will increase if the local currency strengthens against the dollar. This impact is determined assuming that all foreign currency denominated transactions that occurred for the three months ended March 31, 2014 were recorded using the average foreign currency exchange rates in the three months ended March 31, 2013. We do not use derivative instruments to hedge our foreign currency risk.

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies was 24% of our total net revenue for both the three months ended March 31, 2014 and 2013.

Costs denominated in foreign currencies were 19% and 18% of our total costs for the three months ended March 31, 2014 and 2013, respectively.

We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 24% and 22% of our accounts receivable were denominated in foreign currency as of March 31, 2014 and December 31, 2013, respectively.

Similarly, we face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 9% and 8% our accounts payable were denominated in foreign currencies at March 31, 2014 and December 31, 2013, respectively. All of our debt obligations were denominated in foreign currencies at March 31, 2014 and December 31, 2013. We have not historically sought to hedge our foreign currency exposure, although we may determine to do so in the future.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within revenue, cost and operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. A hypothetical weighted-average change of 10% in currency exchange rates would have changed our operating income before taxes by approximately $1.5 million for the three months ended March 31, 2014, assuming no offsetting hedge positions.

Liquidity and Valuation Risk

Approximately $1.1 million of our investment portfolio is invested in an auction-rate security at both March 31, 2014 and December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal proceedings. Our management currently believes, based on information and facts currently known, that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations and statement of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described in Note 8 of Notes to Condensed Consolidated Financial Statements, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows. For more information regarding certain details of these proceedings, see Note 8 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference into this Item. We have accrued for losses related to litigation described in Note 8 of Notes to Condensed Consolidated Financial Statements that we consider probable and for which the loss can be reasonably estimated. We make a determination as to when a potential loss is reasonably probable based on relevant accounting literature and then include appropriate disclosure of the contingency. As we continue to monitor litigation matters, whether deemed material as of March 31, 2014 or not, our determination could change, and we may decide, at some future date, to establish an appropriate reserve.

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

OUR REVENUE AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS.

Our future operating results will be subject to quarterly variations based upon a variety of factors, many of which are not within our control. As further discussed in this “Risk Factors” section, factors that could affect our operating results include:

•	uncertain global macroeconomic conditions, especially in Europe and Asia, and possible fiscal and budget uncertainties in the United States;

•	restrictions in our revolving credit facility that may limit our flexibility in operating our business;

•
the success of our customers’ end products, our ability to introduce new products into the market and to ramp production of new products, and our ability to improve and implement new manufacturing technologies, reduce manufacturing costs and achieve acceptable manufacturing yields;

•	the cyclical nature of the semiconductor industry;

•	disruption to our business caused by our dependence on outside foundries, and the insolvency and liquidation proceedings, and associated litigation, of those foundries in some cases;

•	our dependence on selling through independent distributors and our ability to obtain accurate and timely sell-through information from these distributors;

•
the complexity of our revenue reporting and dependence on our management’s ability to make judgments and estimates regarding inventory write-downs, future claims for returns and other matters affecting our financial statements;

•	our reliance on non-binding customer forecasts and the effect of customer changes to forecasts and actual demand;

•
the increasing complexity and added costs, compliance and otherwise, associated with laws and regulations around the world that affect our businesses and activities, including, for example, trade, export control, foreign corrupt practices, and bribery regulations;

•	compliance with new regulations regarding the use of “conflict minerals” and the potential increased cost of certain metals used in manufacturing our products resulting therefrom;

•	the effect of fluctuations in currency exchange rates or continued political and monetary uncertainties within the European Union;

•	geopolitical instability in the European Union and Asia, including Russia’s recent intervention in the Ukraine and annexation of the Crimea region;

•	the capacity constraints of our independent assembly contractors;

•	restructuring activities, insolvencies, liquidations, and associated litigation, affecting our former manufacturing facilities;

•	the effect of intellectual property and other litigation on us and our customers, and our ability to protect our intellectual property rights;

•	the highly competitive nature of our markets and our ability to keep pace with technological change;

•	our dependence on international sales and operations and the added complexity and compliance costs associated therewith;

•	information technology system failures or network disruptions and disruptions caused by our system integration efforts;

•	business interruptions, natural disasters, terrorist acts or similar unforeseen events or circumstances;

•	our ability to maintain relationships with our key customers, the absence of long-term supply contracts with most of our customers, and product liability claims our customers may bring;

•	unanticipated changes to environmental, health and safety regulations or related compliance issues;

•	our dependence on certain key personnel;

•	uneven expense recognition related to our issuance of performance-based restricted stock units or expectations related to cash-based executive incentive plans;

•	the anti-takeover effects of provisions in our certificate of incorporation and bylaws;

•	the unfunded nature of our foreign pension plans;

•	the effect of acquisitions we may undertake, including our ability to effectively integrate acquisitions into our operations;

•	disruptions in the availability of raw materials used in our products;

•	the complexity of our global legal entity structure, the effect of intercompany loans within this structure, and the occurrence and outcome of income tax audits for these entities; and

•	our receipt of economic grants in various jurisdictions, which may require repayment if we are unable to comply with the terms of such grants.

Any unfavorable changes in any of these factors could harm our operating results and may result in volatility or a decline in our stock price.

UNCERTAIN GLOBAL MACRO-ECONOMIC AND GEO-POLITICAL CONDITIONS MAY AFFECT OUR BUSINESS.

Slow, uneven economic growth throughout the world, continued uncertainty regarding macroeconomic conditions in Europe and Asia, fiscal and budgetary matters in the U.S., and other geo-political events, including those in Eastern Europe and other regions, that may destabilize the global economy could adversely affect demand for our products and our business prospects from time to time.

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

WE DEPEND SUBSTANTIALLY ON THE SUCCESS OF OUR CUSTOMERS' END PRODUCTS, OUR INTRODUCTION OF NEW PRODUCTS INTO THE MARKET AND OUR ABILITY TO REDUCE MANUFACTURING COSTS OVER TIME.

We believe that our future sales will depend substantially on the success of our customers' end products, our ability to introduce new products into the market , and our ability to reduce the manufacturing costs of our products over time. Our new products are generally incorporated into our customers' products or systems at their design stage. However, design wins can precede volume sales by a year or more. In addition, we may not be successful in achieving design wins or design wins may not result in future revenue, which depend in large part on our customers' ability to sell their end products or systems within their respective markets.

Rapid innovation within the semiconductor industry also continually increases pricing pressure, especially on products containing older technologies. We experience continuous pricing pressure, just as many of our competitors do. Product life cycles in our industry are relatively short, and as a result, products tend to be replaced by more technologically advanced substitutes on a regular basis. In turn, demand for older technology falls, causing the price at which such products can be sold to drop, often quickly. As a result, the average selling price of each of our products usually declines as individual products mature and competitors enter the market. To offset average selling price decreases and to continue profitably supplying our products, we rely primarily on reducing costs to manufacture our products, improving our process technologies and production efficiency, increasing product sales to absorb fixed costs and introducing new, higher-priced products that incorporate advanced features or integrated technologies to address new or emerging markets. Our operating results could be harmed if such cost reductions, production improvements, increased product sales and new product introductions do not occur in a timely manner or do not result in new customer demand.

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

Our operating results have been adversely affected in the past by industry-wide fluctuations in the demand for semiconductors, which resulted in under-utilization of our manufacturing capacity and a related decline in gross margin. Our business may be harmed in the future by cyclical conditions in the semiconductor industry as a whole and by conditions within specific markets served by our products. These fluctuations in demand may also affect inventory write-downs we take or other items in our financial statements. Our inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Determining market value for our inventories involves numerous judgments, estimates and assumptions, including assessing average selling prices and sales volumes for each of our products in future periods. The competitiveness of each product, market conditions and product lifecycles often change over time, resulting in a change in the judgments, estimates and assumptions we apply to establish inventory write-downs. The judgments, estimates and assumptions we apply in evaluating our inventory write-downs, including, for example, shortening or extending the anticipated life of our products, may have a material effect on our financial statements. If we overestimate demand, we may experience excess inventory levels. Inventory adjustments, based on the judgments, estimates and assumptions we make, may affect our results of operations, including our gross margin, in a positive or negative manner, depending on the nature of the adjustment.

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

WE COULD EXPERIENCE DISRUPTION OF OUR BUSINESS DUE TO OUR DEPENDENCE ON OUTSIDE FOUNDRIES OR MANUFACTURING DISRUPTIONS AT OUR OWN WAFER FABRICATION FACILITY.

We rely substantially on independent third-party foundry manufacturing partners to manufacture products for us. As part of our fab-lite strategy, we have expanded and will continue to expand our foundry relationships by entering into new agreements with third-party foundries. If we cannot obtain sufficient capacity commitments, if our foundry partners suffer financial instability, liquidity issues, or insolvency proceedings affecting their ability to manufacture our products, or if our foundry partners experience production delays or quality issues for other reasons, the supply of our products could be disrupted, which could adversely affect our business.

Disruptions at our own wafer manufacturing facility in Colorado Springs, Colorado could also adversely affect our business. For the three months ended March 31, 2014, we manufactured approximately 54% of our products in our own wafer fabrication facility compared to 47% for the three months ended March 31, 2013. In December 2013, we experienced an incident in the nitrogen plant at that facility, which disrupted manufacturing for several weeks and affected our ability to fully meet demand in the first quarter of 2014. Because we still rely on our Colorado facility for a significant percentage of our wafer supply, disruptions, like the kind we experienced in December 2013 or others, could have an adverse affect on our business.

In addition, with respect to the use of external foundries, difficulties in production yields are more likely to occur when transitioning manufacturing processes to new third-party foundries or when qualifying new products at third-party foundries. If our foundry partners fail to deliver quality products and components on a timely basis, our business could be harmed.

We expect over time that an increasing portion of our wafer fabrication will be undertaken by third-party foundries.

Our fab-lite strategy exposes us to the following risks:

•	reduced control over delivery schedules and product costs;

•	financial instability, liquidity issues, or insolvency proceedings affecting our foundry partners;

•	manufacturing disruptions at our Colorado Springs wafer fabrication facility or at those of our third-party foundries;

•	higher-than-anticipated manufacturing costs;

•	inability of our manufacturing subcontractors to develop manufacturing methods appropriate for our products and their unwillingness to devote adequate capacity to produce our products;

•	possible abandonment of key fabrication processes by our foundry subcontractors used in products that are strategically important to us;

•	reduced control over or decline in product quality and reliability;

•	inability to maintain continuing relationships with our foundries;

•	restricted ability to meet customer demand when faced with product shortages or order increases; and

•	increased opportunities for potential misappropriation of our intellectual property.
If any of the above risks occur, we could experience an interruption in our supply chain, an increase in costs or a reduction in our product quality and reliability, which could delay or decrease our revenue and adversely affect our reputation and our business.

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

We closely monitor the financial condition of our foundry partners. On April 25, 2013, we received notice that Telefunken Semiconductors GmbH & Co ("TSG"), one of our suppliers, had filed an insolvency proceeding in Germany. On December 4, 2013, we received notice that a third party had purchased the business and assets of TSG. We continue to conduct limited business activities with the new owner of TSG, which remains a tenant of our Heilbronn, Germany facility. On June 26, 2013, LFoundry Rousset S.A.S. ("LFR"), one of our suppliers, filed an insolvency declaration in France. We have filed claims against LFR under applicable French bankruptcy procedures in respect of pre-filing matters and are pursuing claims in respect of post-filing matters. We, and several of our subsidiaries, are engaged in litigation with LFR (through its judicially-appointed representative) arising out of the LFR insolvency. On December 26, 2013, we were informed that LFR had been placed in liquidation and had ceased operations. For a discussion of the issues involved in, and the risks associated with those litigations, see “We are, and may in the future be, engaged in litigation that is costly, time consuming to defend or prosecute and, if an adverse decision were to occur, could have a harmful effect on our business, results of operations, financial condition or liquidity depending on the outcome.” While we do not believe that the liquidation of LFR, the purchase of TSG’s business and assets, or any other material adverse financial event affecting the former TSG, LFR or other foundries from which we purchase products, would be likely, under current circumstances, to have a material adverse effect on our business, the financial instability of, or insolvency proceedings affecting, any foundry partner requires an investment of significant management time, may require additional changes in operational planning as conditions develop, may involve litigation, and could have other unexpected effects on our business.

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

Sales through distributors accounted for 57% and 48% of our net revenue for the three months ended March 31, 2014 and 2013, respectively. We are dependent on our distributors to supplement our direct marketing and sales efforts. Our agreements with independent distributors can generally be terminated for convenience by either party upon relatively short notice. Generally, these agreements are non-exclusive and also permit our distributors to offer and promote our competitors’ products.

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

If our judgments or estimates are incorrect or inaccurate regarding future claims, our revenue reporting could be adversely affected. In addition, the fact that we recognize revenue differently in the U.S. and Europe than in Asia (excluding Japan) adds complexity to the preparation of our financial statements, making them potentially more susceptible to inaccuracies over time.

OUR STOCK PRICE MAY BE MORE VOLATILE AS OUR EXPOSURE TO, AND THE PERCENTAGE OF OUR REVENUE DERIVED FROM, THE MOBILE DEVICE AND CONSUMER MARKET SEGMENTS, WHICH TEND TO EXHIBIT MORE DYNAMIC CHANGE THAN INDUSTRIAL OR AUTOMOTIVE MARKETS, CHANGE.

Our exposure to, and the percentage of revenue we derive from, the mobile device and consumer market segments change over time. To the extent that these segments exhibit greater cyclicality, or change, than the industrial or automotive markets in which we also participate, our stock price may be more volatile. Product life cycles in the mobile device and consumer markets are typically shorter than product life cycles in industrial or automotive markets. Significant change continues to occur in the personal computer market as, for example, tablet devices gain additional market share. Mobile devices, as a further example, may undergo product refreshes on an annual basis or on even shorter time frames in some instances. As a result, our market share in those markets may increase or decrease more frequently than might be the case in other market segments in which we participate. The mobile device segment has also become dominated, to a large extent, by Apple and Samsung; other manufacturers have had difficulty retaining market share in recent years, with some well-known brands, including Nokia, Motorola, Blackberry and HTC, being sold or facing significant financial distress. Those market dynamics necessarily affect our business, and if our products are not used in models sold by the dominant device manufacturers, our financial results may be adversely affected or be subject to greater volatility.

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

We schedule production and build semiconductor devices based primarily on non-binding forecasts from customers and our own internal forecasts. Typically, customer orders, consistent with general industry practices, may be cancelled or rescheduled with short notice to us. In addition, our customers frequently place orders requesting product delivery in a much shorter period than our lead time to fully fabricate and test devices, requiring us to build a buffer stock of certain products. Because the markets we serve are volatile and subject to rapid technological, price and end-user demand changes, our forecasts of unit quantities to build may be significantly incorrect. Changes to forecasted demand from actual demand may result in us producing unit quantities in excess of orders from customers, which could result in additional expense for the write-down of excess inventory and negatively affect our gross margin and results of operations.

Our forecasting risks may increase as a result of our fab-lite strategy because we have less control over modifying production schedules with our independent third-party manufacturing partners to match changes in forecasted demand by our end customers. If we commit to order foundry wafers and cannot cancel or reschedule our commitment without significant costs or cancellation penalties, we may be forced to purchase inventory in excess of demand, which could result in a write-down of inventories and negatively affect our gross margin and results of operations.

Conversely, failure to produce or obtain sufficient wafers for increased demand could cause us to miss revenue opportunities and could affect our customers’ ability to sell products or meet downstream commitments, which could adversely affect our customer relationships and reputation and thereby materially adversely affect our business, financial condition and results of operations.

OUR INTERNATIONAL SALES AND OPERATIONS ARE SUBJECT TO COMPLEX LAWS RELATING TO TRADE, EXPORT CONTROLS, FOREIGN CORRUPT PRACTICES AND BRIBERY, AMONG MANY OTHER SUBJECTS. ADDED COMPLIANCE COSTS, AND A VIOLATION OF, OR CHANGE IN, THESE LAWS AND REGULATIONS, COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

For hardware, software or technology exported from, or otherwise subject to the jurisdiction of, the U.S., we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and U.S. economic and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”) and other regulatory agencies. Hardware, software and technology exported from, or otherwise subject to the jurisdiction of, other countries may also be subject to non-U.S. laws and regulations governing international trade and exports. Under these laws and regulations, we are responsible for obtaining all necessary licenses and approvals for exports of hardware, software and technology, as well as the provision of technical assistance. In many cases, a determination of the applicable export-control laws and related licensing requirements depends on the design intent of a product, the source and origin of a specific technology, the specific technical contributions made by individuals to that technology, the destination of the product, and other matters of an intensely factual nature. We are also required to obtain all necessary export licenses prior to transferring controlled technology or technical data to foreign persons.

In addition, we are required to obtain necessary export licenses prior to the export or re-export of hardware, software or technology to any person or entity identified on the U.S. Department of Commerce's Denied Persons or Entity or Unverified Lists, the U.S. Department of the Treasury’s Specially Designated Nationals or Blocked Persons List, or the U.S. Department of State’s Debarred List, or on similar lists in jurisdictions outside the United States. Products for use in certain space, satellite, military, nuclear, chemical/biological weapons, rocket systems or unmanned air vehicle applications may also require export licenses and involve many of the same complexities and risks of non-compliance in the U.S. and elsewhere. Due to U.S. economic and trade sanctions, we do not pursue business activities, directly or indirectly, in countries designated by the U.S. as a state sponsor of terrorism or otherwise subject to a U.S. trade embargo, including, as of the date of this Form 10-Q, Cuba, Syria and Iran.

We continually seek to enhance our export-compliance program, including ongoing analysis of historical and current product shipments and technology transfers. We also work with, and assist, government officials, when requested, to ensure compliance with applicable export laws and regulations, and we continue to develop additional operational procedures to improve our compliance efforts. However, export laws and regulations are highly complex and vary from jurisdiction to jurisdiction; a determination by U.S. or other governments that we have failed to comply with any export-control laws or trade sanctions, including failure to properly restrict an export to the persons or countries set forth on government restricted-party lists, could result in significant civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenue from certain customers or damages claims from any customers adversely affected by such penalties, and exclusion from participation in U.S. or foreign government contracts. As we review or audit our import and export practices, from time to time, we may discover previously unknown errors in our compliance practices that require corrective actions; these actions could include voluntary disclosures of those matters to appropriate government agencies, discontinuance or suspension of product sales pending a resolution of any reviews, or other adverse interim or final actions. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors, foundries or other third parties. For example, in the past, one of our distributors was added to the U.S. Department of Commerce Entity List, resulting in the termination of our relationship with that distributor. Any one or more of these compliance errors, sanctions or a change in law or regulations could have a material adverse effect on our business, financial condition and results of operations. In addition, proposed rule changes remain pending as of the date of this Form 10-Q to modify the classification of certain radiation-hardened semiconductor devices under U.S. export regulations. We monitor closely those types of proposed rules and potential changes as they progress through the regulatory process and seek to assess their likely effect on us.

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

The new disclosure rules are scheduled to take effect in May 2014 for the 2013 calendar year.

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

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our financial results and cash flows. Our primary foreign currency exposure relates to revenue and operating expenses in Europe, which are denominated in Euros.

When we take an order denominated in a foreign currency, we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be impacted by foreign currency fluctuations. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens against the dollar. Conversely, costs will increase if the local currency strengthens against the dollar.

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

After wafer testing, we ship wafers to various independent assembly contractors, where the wafers are separated into die, packaged and, in some cases, further tested. Our reliance on independent contractors to assemble, package and test our products may expose us to significant risks, including the following:

•	reduced control over quality and delivery schedules;

•	the potential lack of adequate capacity of independent assembly contractors;

•	discontinuance or phase-out of our contractors’ assembly processes;

•	inability of our contractors to develop and maintain assembly and test methods and equipment that are appropriate for our products;

•	lack of long-term contracts and the potential inability to secure strategically important service contracts on favorable terms, if at all;

•	increased opportunities for potential misappropriation of our intellectual property; and

•	financial instability, or liquidity issues, affecting our subcontractors.
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

We continue to evaluate existing restructuring accruals related to restructuring plans previously implemented. As a result, there may be additional restructuring charges or reversals or recoveries of previous charges. We may incur additional restructuring and asset impairment charges in connection with additional restructuring plans adopted in the future. Any such restructuring or asset impairment charges recorded in the future could significantly harm our business and operating results. As of March 31, 2014, accrued restructuring charges amounted to $16.9 million, and we expect to complete the cash severance payments in respect of those accruals within the next twelve months.

IF WE ARE UNABLE TO IMPLEMENT NEW MANUFACTURING TECHNOLOGIES OR FAIL TO ACHIEVE ACCEPTABLE MANUFACTURING YIELDS, OUR BUSINESS WOULD BE HARMED.

Whether demand for semiconductors is rising or falling, we are constantly required by competitive pressures in the industry to successfully implement new manufacturing technologies in order to reduce the geometries of our semiconductors, produce more integrated circuits per wafer and improve our production yields.

Fabrication of our integrated circuits is a highly complex and precise process, requiring production in a tightly-controlled, clean environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. Whether through the use of our foundries or third-party manufacturers, we may experience problems in achieving acceptable yields in the manufacture of wafers, particularly during a transition in the manufacturing process technology for our existing products or with respect to the manufacture of new products.

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

We have in the past been involved in intellectual property infringement lawsuits, which, because of the significant expense associated with the defense of those types of lawsuits, adversely affected our operating results, and we may continue to be subjected to similar suits in the future. In addition to patent infringement lawsuits in which we may be directly involved and named as a defendant, we also may assist our customers, in many cases at our own cost, in defending intellectual property lawsuits involving technologies that are combined with our technologies. See Note 8 of this Form 10-Q. The cost of defending against intellectual property lawsuits, responding to subpoenas, preparing our employees to testify, or assisting our customers in defending against such lawsuits, in terms of management time and attention, legal fees and product delays, can be substantial. If such infringement lawsuits are successful, we may be prohibited from using the technologies at issue in the lawsuits, and if we are unable to obtain a license on acceptable terms, license a substitute technology or design new technology to avoid infringement, our business and operating results may be significantly harmed.

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

If our patents do not adequately protect our technology, competitors may more easily be able to offer products similar to our products. Our competitors may also be able to design around our patents, which would harm our business, financial position and results of operations.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.

Our revenue outside the United States accounted for 84% and 87% of our net revenue for the three months ended March 31, 2014 and 2013, respectively. We expect that revenue derived from international sales will continue to represent a significant portion of net revenue. International sales and operations are subject to a variety of risks, including:

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

•	negative effects from fluctuations in foreign currency exchange rates;

•	cash repatriation restrictions;

•	impact of natural disasters on local infrastructures, including those of our distributors and end customers; and

•	general economic and political conditions in these foreign markets.
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

WE MAY BE SUBJECT TO INFORMATION TECHNOLOGY SYSTEM FAILURES, NETWORK DISRUPTIONS OR OTHER SECURITY RISKS, INCLUDING CYBER-ATTACKS, THAT COULD DAMAGE OUR BUSINESS OPERATIONS, FINANCIAL CONDITION OR REPUTATION. MANAGING THESE RISKS MAY ALSO REQUIRE ADDITIONAL INVESTMENTS AND EXPENDITURES AND INCREASED OPERATING COSTS.

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

Technology companies such as ours also continue to face increased global security threats. Hackers may develop and deploy viruses, worms, and other malicious software programs that attack our products or seek to gain access to our networks and proprietary information. We may be required to allocate significant resources, financial and otherwise, to the oversight of these threats and the implementation of effective countermeasures, which could increase our operating expenses.

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

In the event of a major earthquake, other natural or manmade disaster or terrorist act, we could experience loss of life of our employees, destruction of facilities or other business interruptions. The operations of our suppliers could also be affected by natural disasters and other disruptions, which could cause shortages and price increases in various essential materials. We use third-party freight firms for nearly all our shipments from vendors and our manufacturing facilities and for shipments to customers of our final product. We maintain property and business interruption insurance; however, there is no guarantee that such insurance will be available or adequate to protect against all costs associated with such disasters and disruptions.

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

ACCOUNTING FOR OUR PERFORMANCE-BASED RESTRICTED STOCK UNITS IS SUBJECT TO JUDGMENTS AND ESTIMATES AND MAY LEAD TO UNPREDICTABLE SHARE-BASED EXPENSE RECOGNITION. THE IMPLEMENTATION PLANS UNDER WHICH OUR PERFORMANCE-BASED RESTRICTED STOCK UNITS ARE ISSUED MAY ALSO AFFECT THE DEDUCTIBILITY OF SOME COMPENSATION PAID TO OUR NAMED EXECUTIVE OFFICERS.

We have issued, and may in the future continue to issue, performance-based restricted stock units to eligible employees, entitling those employees to receive restricted stock if they, and we, meet designated performance criteria established by our compensation committee. We are required to reassess the probability of vesting at each reporting date under any performance-based incentive plan, and any change in our forecasts may result in an increase or decrease to the expense recognized. As a result and as described in this paragraph, the expense recognition for performance-based restricted stock units could change over time, requiring adjustments to our financial statements to reflect changes in our judgment regarding the probability of achieving the performance goals. We recognize the share-based compensation expense for performance-based restricted stock units when we believe it is probable that we will achieve the specified performance criteria. If the performance goals are not achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed. The fair value of each award is recognized over the service period and is reduced for estimated forfeitures.

The implementation of our performance-based incentive plans may also affect our ability to receive federal income tax deductions for compensation in excess of $1.0 million paid, during any fiscal year, to our named executive officers. To the extent that aspects of performance-based compensation plans such as the ones we have typically adopted are adjusted in the discretion of the compensation committee, the exercise of that discretion, notwithstanding that it is expressly permitted by the terms of a plan, may result in plan compensation awarded to named executive officers not being deductible. Our compensation committee has retained the discretion to implement our performance-based incentive plans, including our recently adopted 2014 Plan, notwithstanding any potential loss of deductibility, in the manner that it believes most effectively achieves the objectives of our compensation philosophies and the terms of these plans.

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

We are subject to legal proceedings and claims that arise in the ordinary course of business. See Note 8 of this Form 10-Q. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, results of operations, financial condition and liquidity.

As discussed under Note 8 of Notes to Condensed Consolidated Financial Statements, we are currently engaged, directly and indirectly through our subsidiaries Atmel Rousset S.A.S. (“Atmel Rousset”) and Atmel B.V., in two pending litigations, one in France and one in the United States, related to the June 2013 insolvency of the owner of our former manufacturing facility in Rousset, France. Atmel Rousset sold that manufacturing facility, through an arms-length process, in June 2010. In one case, LFoundry Rousset S.A.S. (“LFR”) and its judicially-appointed receivers filed an action against the Company and Atmel B.V. (the “Paris Action”) seeking damages of approximately 135 million Euros in connection with that transaction, as described under “Legal Proceedings - French Insolvency-Related Litigation - LFoundry and Atmel Corporation, et al.” At a hearing on March 10, 2014, the Commercial Court of Paris adjourned the Paris Action indefinitely. In a second case, filed in the United States District Court for the Southern District of New York (the “New York Action”), LFR and a putative class of LFR employees are seeking substantial damages, based upon the same underlying allegations. We believe the claims in the Paris Action or the New York Action are without merit, specious and defamatory, and have responded and will respond with counterclaims and requests for other appropriate relief. Nonetheless, if LFR and its judicially-appointed representative, or the LFR employee class, were successful in their attempt to recover substantial damages against us in the Paris Action and New York Action, payment of those damages, if payment were ever required or if any damages award were ever capable of enforcement, could have a material adverse effect on our results of operations, financial condition and liquidity.

OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY AFFECT OUR CASH POSITION AND OPERATING CAPITAL.

We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The projected benefit obligation totaled $39.6 million at March 31, 2014 and $38.9 million at December 31, 2013. The plans are unfunded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.5 million in 2014 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

We are required under GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value of our goodwill may not be recoverable. At March 31, 2014, we had $108.6 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2013 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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

We are also subject to continued examination of our income tax returns by the Internal Revenue Service and other foreign and domestic tax authorities and typically have a number of open audits under way at any time. See "Note 9 - Income Taxes." We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. While we believe that the resolution of these audits will not have a material adverse effect on our results of operations, the outcome is subject to significant uncertainties. If we are unable to obtain agreements with the tax authority on the various proposed adjustments, there could be a material adverse effect on our results of operations, cash flows and financial position.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the three months ended March 31, 2014, pursuant to our Stock Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1 - January 31	—	—	—	$339,455,570
February 1 - February 28	3,400,000	$7.82	3,400,000	$312,856,035
March 1 - March 31	3,494,958	$8.11	3,494,958	$284,509,165
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

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

The following Exhibits have been filed with this Report:

10.1
Description of Modification to the 2014 Long-Term Performance-Based Incentive Plan (which is incorporated by reference to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on March 27, 2014.

10.2	Description of Fiscal 2014 Executive Bonus Plan (which is incorporated by reference to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on March 27, 2014.
10.3
Exhibit 10.1 to Atmel Corporation Senior Executive Change of Control and Severance Plan (which is incorporated by reference to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on March 27, 2014.

10.4
Amendment No. 2 to the Amended Employment Agreement between the Company and Steven Laub, dated March 27, 2014 (which is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on March 27, 2014.

10.5
Amendment No. 3 to the Amended Employment Agreement between the Company and Steven Laub, dated April 8, 2014 (which is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on April 11, 2014.

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

ATMEL CORPORATION (Registrant)

May 9, 2014	/s/ STEVEN LAUB
Steven Laub
President & Chief Executive Officer
(Principal Executive Officer)

May 9, 2014	/s/ STEVE SKAGGS
Steve Skaggs
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

May 9, 2014	/s/ HUGO DE LA TORRE
Hugo De La Torre
Vice President & Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following Exhibits have been filed with, or incorporated by reference into, this Report:

10.1
Description of Modification to the 2014 Long-Term Performance-Based Incentive Plan (which is incorporated by reference to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on March 27, 2014.

10.2	Description of Fiscal 2014 Executive Bonus Plan (which is incorporated by reference to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on March 27, 2014.
10.3
Exhibit 10.1 to Atmel Corporation Senior Executive Change of Control and Severance Plan (which is incorporated by reference to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on March 27, 2014.

10.4
Amendment No. 2 to the Amended Employment Agreement between the Company and Steven Laub, dated March 27, 2014 (which is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on March 27, 2014.

10.5
Amendment No. 3 to the Amended Employment Agreement between the Company and Steven Laub, dated April 8, 2014 (which is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on April 11, 2014.

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