Form 10-Q
period 2014-06-30
ATMEL CORP
filed 2014-08-08
CIK 872448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

On July 31, 2014, the Registrant had 418,533,619 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED JUNE 30, 2014

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands, except for per share data)
Net revenue	$355,534	$347,816	$692,895	$676,959
Operating expenses
Cost of revenue	194,296	199,891	391,667	397,729
Research and development	70,082	67,362	139,834	135,670
Selling, general and administrative	64,783	58,912	128,862	122,489
Acquisition-related charges	1,497	1,759	3,125	4,014
Restructuring (credits) charges	(1,583)	582	(1,807)	43,396
Recovery of receivables from foundry suppliers	—	(83)	—	(522)
Gain on sale of assets	—	—	—	(4,430)
Settlement charges	—	—	—	21,600
Total operating expenses	329,075	328,423	661,681	719,946
Income (loss) from operations	26,459	19,393	31,214	(42,987)
Interest and other expense, net	(1,202)	(738)	(1,125)	(386)
Income (loss) before income taxes	25,257	18,655	30,089	(43,373)
(Provision for) benefit from income taxes	(6,021)	(5,679)	(8,687)	8,682
Net income (loss)	$19,236	$12,976	$21,402	$(34,691)
Basic net income (loss) per share:
Net income (loss) per share	$0.05	$0.03	$0.05	$(0.08)
Weighted-average shares used in basic net income (loss) per share calculations	421,090	428,239	423,233	428,617
Diluted net income (loss) per share:
Net income (loss) per share	$0.05	$0.03	$0.05	$(0.08)
Weighted-average shares used in diluted net income (loss) per share calculations	422,834	430,536	424,876	428,617

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Net income (loss)	$19,236	$12,976	$21,402	$(34,691)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	799	730	1,133	(6,952)
Actuarial losses related to defined benefit pension plans	(19)	(16)	(38)	(31)
Unrealized gain (losses) on investment arising during period	—	243	—	(96)
Reclassification adjustment from sale of investment	—	—	328	—
Total other comprehensive income (loss)	780	957	1,423	(7,079)
Total comprehensive income (loss)	$20,016	$13,933	$22,825	$(41,770)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013
	(in thousands, except for par value)
ASSETS
Current assets
Cash and cash equivalents	$263,971	$276,881
Short-term investments	—	2,181
Accounts receivable, net of allowance for doubtful accounts of $1,861 and $1,926, respectively	198,984	206,757
Inventories	245,048	274,967
Prepaids and other current assets	97,582	92,234
Total current assets	805,585	853,020
Fixed assets, net of accumulated depreciation of $1,317,186 and $1,300,722, respectively	189,731	184,983
Goodwill	109,980	108,240
Intangible assets, net of accumulated amortization of $51,228 and $47,747, respectively	25,069	28,116
Other assets	161,629	178,167
Total assets	$1,291,994	$1,352,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$99,371	$95,872
Accrued and other liabilities	128,334	155,406
Deferred income on shipments to distributors	46,622	42,594
Total current liabilities	274,327	293,872
Other long-term liabilities	113,202	120,727
Total liabilities	387,529	414,599
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	—	—
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 418,490 at June 30, 2014 and 425,390 at December 31, 2013	418	425
Additional paid-in capital	782,628	838,908
Accumulated other comprehensive income	14,220	12,797
Retained earnings	107,199	85,797
Total stockholders’ equity	904,465	937,927
Total liabilities and stockholders’ equity	$1,291,994	$1,352,526

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
	(in thousands)
Cash flows from operating activities
Net income (loss)	$21,402	$(34,691)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	27,401	38,747
Recovery of receivables from foundry supplier	—	(522)
Deferred income taxes	1,593	5,985
Write-off of equipment deposit	1,730	—
Realized gain on sales of marketable securities	(385)	—
Gain from foundry arrangements	—	(3,034)
Accretion of interest on long-term debt	660	526
Share-based compensation expense	30,895	22,242
Excess tax benefit on share-based compensation	(1,014)	(1,284)
Non-cash acquisition-related and other charges, net	89	(206)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	7,844	(17,547)
Inventories	29,907	24,743
Current and other assets	15,964	(27,408)
Trade accounts payable	3,653	(23,548)
Accrued and other liabilities	(38,134)	20,123
Income taxes payable	(6,900)	(19,591)
Deferred income on shipments to distributors	4,028	12,124
Net cash provided by (used in) operating activities	98,733	(3,341)
Cash flows from investing activities
Acquisitions of fixed assets	(25,880)	(13,471)
Proceeds from the sale of business	—	5,092
Sales of marketable securities	3,071	—
Acquisition of businesses, net of cash acquired	—	(25,852)
Acquisitions of intangible assets	(1,995)	(2,760)
Net cash used in investing activities	(24,804)	(36,991)
Cash flows from financing activities
Repurchases of common stock	(83,499)	(29,173)
Proceeds from issuance of common stock	7,096	7,825
Tax payments related to shares withheld for vested restricted stock units	(10,767)	(8,305)
Excess tax benefit on share-based compensation	1,014	1,284
Net cash used in financing activities	(86,156)	(28,369)
Effect of exchange rate changes on cash and cash equivalents	(683)	(668)
Net decrease in cash and cash equivalents	(12,910)	(69,369)
Cash and cash equivalents at beginning of the period	276,881	293,370
Cash and cash equivalents at end of the period	$263,971	$224,001

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (the “Company” or “Atmel”) and its subsidiaries as of June 30, 2014 and the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. All intercompany balances have been eliminated. Because all of the annual disclosures required by U.S. generally accepted accounting principles ("GAAP") are not included, as permitted by the rules of the Securities and Exchange Commission (the “SEC”), these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The December 31, 2013 year-end balance sheet data was derived from the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, or for the entire year.

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

Inventories are comprised of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Raw materials and purchased parts	$10,916	$9,547
Work-in-progress	170,273	200,434
Finished goods	63,859	64,986
	$245,048	$274,967

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

Change in Accounting Estimate

During the first quarter of 2014, the Company revised its accounting estimate for the expected useful life of manufacturing equipment from five years to seven years. In reviewing the useful life of the Company's remaining manufacturing equipment during the fourth quarter of 2013, the Company determined that the adoption of its manufacturing light strategy, the consolidation of its back-end subcontracting activities during the prior several years and the transition of its business to common test platforms had resulted in an extension of the economic life of those assets. Management believes that this change better reflects the expected economic benefits from the use of its manufacturing equipment over time based on an analysis of historical experience and general industry practices. The revised useful life of the manufacturing equipment decreased the Company's depreciation by approximately $4.6 million and $9.2 million for the three and six months ended June 30, 2014, respectively. This change had the effect of increasing net income by $3.8 million and $4.4 million for the three and six months ended June 30, 2014, respectively. As the inventory turns, the quarterly benefit of the depreciation change will be recognized over the remainder of the year.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standard Update "ASU" No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Ozmo, Inc.
In the three months ended March 31, 2013, the Company paid $15.6 million of the total $64.4 million purchase for its Ozmo, Inc. acquisition, which was completed in December 2012.

Note 3 INVESTMENTS

Investments at December 31, 2013 primarily included corporate equity securities and an auction-rate security. In the three months ended March 31, 2014, the Company sold its investment in a corporate equity security which resulted in a realized gain of $0.4 million recorded under interest and other income, net in the condensed consolidated statements of operations.

All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of the auction-rate security as described below. Net unrealized gains and losses that are deemed to be temporary are reported within stockholders’ equity on the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income. Unrealized losses that are deemed to be other-than-temporary are recorded in the condensed consolidated statements of operations in the period such determination is made. Gross realized gains or losses are recorded based on the specific identification method. For each of the three and six months ended June 30, 2014 and 2013, the Company did not have realized gains or losses on short-term investments other than the $0.4 million gain discussed above. The Company’s investments are further detailed in the table below:

	June 30, 2014		December 31, 2013
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
	(in thousands)
Corporate equity securities	$—	$—	$2,687	$2,181
Auction-rate security	983	1,066	983	1,066
	983	$1,066	3,670	$3,247
Unrealized gains	83		83
Unrealized losses	—		(506)
Net unrealized (losses) gains	83		(423)
Fair value	$1,066		$3,247
Amount included in short-term investments		$—		$2,181
Amount included in other assets		1,066		1,066
		$1,066		$3,247

For the three months ended June 30, 2014, auctions for the Company's sole auction-rate security continued to fail and as a result this security continues to be illiquid. The Company concluded that the $1.1 million auction-rate security is unlikely to be liquidated within the next twelve months and classified this security as a long-term investment, which is included in other assets on the condensed consolidated balance sheets. This auction-rate security had a contractual maturity greater than 10 years and totaled $1.0 million (at adjusted cost) as of June 30, 2014.

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

The tables below present the balances of investments measured at fair value on a recurring basis:

	June 30, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$1,255	$1,255	$—	$—

Other assets
Auction-rate security	1,066	—	—	1,066
Investment funds - Deferred compensation plan assets
Institutional money market funds	2,053	2,053	—	—
Fixed income	847	847	—	—
Marketable equity securities	3,407	3,407	—	—
Total institutional funds - Deferred compensation plan	6,307	6,307	—	—
Total other assets	7,373	6,307	—	1,066
Total	$8,628	$7,562	$—	$1,066

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$1,245	$1,245	$—	$—

Short-term investments
Corporate equity securities	2,181	2,181	—	—

Other assets
Auction-rate security	1,066	—	—	1,066
Investment funds - Deferred compensation plan assets
Institutional money market funds	2,225	2,225	—	—
Fixed income	338	338	—	—
Marketable equity securities	3,279	3,279	—	—
Total institutional funds - Deferred compensation plan	5,842	5,842	—	—
Total other assets	6,908	5,842	—	1,066
Total	$10,334	$9,268	$—	$1,066

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

Auction-rate securities are classified within Level 3 because significant assumptions for such securities are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of the Company's total assets as of June 30, 2014.

There were no changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2014 and the year ended December 31, 2013. There were no transfers between Level 1 and 2 hierarchies for the three and six months ended June 30, 2014 and the year ended December 31, 2013.

Note 5 BORROWING ARRANGEMENTS

Senior Secured Revolving Credit Facility

On December 6, 2013, the Company entered into a five-year $300.0 million, senior secured revolving credit facility (the “Facility”), the terms of which are set forth in a Credit Agreement (the “Credit Agreement”) among the Company, a group of lenders led by Morgan Stanley Senior Funding, Inc., as administrative agent, and Union Bank N.A., BNP Paribas and SunTrust Bank as co-syndication agents. The Company may increase the aggregate availability under the Facility through a customary “accordion” feature in an amount not to exceed $250.0 million. The Company recorded debt issuance costs of $2.1 million in December 2013, which are being amortized over the expected five-year term of the Facility.

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

The Company may prepay loans under the Credit Agreement at any time, in whole or in part, upon payment of accrued interest and break funding payments, if applicable. The Company may terminate or reduce the Facility at any time without penalty. The obligations under the Facility are guaranteed by certain domestic subsidiaries of the Company, are secured by a pledge of substantially all of the assets of the Company and the guarantors, and contains affirmative, negative and financial covenants. Affirmative covenants include, among other things, the delivery of financial statements and other information. Negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, investments and transactions with affiliates. The financial covenants require the Company to maintain compliance with a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in an acceleration of obligations under the Credit Agreement. As of June 30, 2014, there were no outstanding borrowings under the Facility. See Note 16 of Notes to Condensed Consolidated Financial Statements for information regarding the subsequent events related to the Facility.

Note 6 STOCKHOLDERS’ EQUITY

Share-Based Compensation

The following table summarizes share-based compensation, net of the amount capitalized in inventory, included in operating results:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Cost of revenue	$1,971	$1,609	$3,287	$3,453
Research and development	4,383	3,016	9,112	7,624
Selling, general and administrative	8,924	2,855	18,496	11,165
Total share-based compensation expense, before income taxes	15,278	7,480	30,895	22,242
Tax benefit	(3,320)	(563)	(6,244)	(3,169)
Total share-based compensation expense, net of income taxes	$11,958	$6,917	$24,651	$19,073

Restricted Stock Units, Employee Stock Purchase Plan and Stock Options

In May 2005, Atmel’s stockholders initially approved Atmel’s 2005 Stock Plan (as amended, the “2005 Stock Plan”). On May 9, 2013, Atmel's stockholders approved an amendment to the 2005 Stock Plan to increase the number of shares allocated to the 2005 Stock Plan by 25.0 million shares. As of June 30, 2014, 158.0 million shares had been cumulatively authorized for issuance under the 2005 Stock Plan, and 25.8 million shares remained available for issuance without giving effect to any adjustment that may be required by the terms of the 2005 Stock Plan in respect of shares underlying restricted stock or restricted stock units. Under the 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Restricted stock units generally vest on a quarterly basis over a service period of up to four years from the grant date, although restricted stock unit grants to newly-hired employees generally have a one-year cliff vest equal to one-quarter of the total grant. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options		Weighted-
			Exercise	Average
	Available for Grant	Number of Options	Price per Share	Exercise Price per Share
	(in thousands, except for per share data)
Balances, December 31, 2013	21,245	3,635	$2.13-$10.01	$4.50
Restricted stock units issued	(201)
Plan adjustment for restricted stock units issued	(115)
Restricted stock units cancelled	211
Plan adjustment for restricted stock units cancelled	134
Performance-based restricted stock units cancelled	47
Plan adjustment for performance-based restricted stock units cancelled	29
Options cancelled/expired/forfeited	2	(2)	$4.92-$7.25	$6.02
Options exercised	—	(322)	$2.65-$7.38	$4.30
Balances, March 31, 2014	21,352	3,311	$2.13-$10.01	$4.52
Restricted stock units issued	(330)
Plan adjustment for restricted stock units issued	(188)
Restricted stock units cancelled	532
Plan adjustment for restricted stock units cancelled	327
Performance-based restricted stock units cancelled	2,559
Plan adjustment for performance-based restricted stock units cancelled	1,561
Options cancelled/expired/forfeited	1	(1)	$5.75-$5.75	$5.75
Options exercised	—	(85)	$3.18-$6.28	$4.00
Balances, June 30, 2014	25,814	3,225	$2.13-$10.01	$4.53

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

As of June 30, 2014, there were 25.8 million shares available for issuance under the 2005 Stock Plan, or 16.4 million shares after giving effect to the applicable ratios under the 2005 Stock Plan for issuances of restricted stock units, as described above.

Restricted Stock Units

Activity related to restricted stock units is set forth below:

	Number of Units	Weighted-Average Grant Date Fair Value
	(in thousands, except for per share data)
Balances, December 31, 2013	21,137	$8.84
Restricted stock units issued	201	8.12
Restricted stock units vested	(1,629)	7.91
Restricted stock units cancelled	(211)	8.02
Performance-based restricted stock units cancelled	(47)	13.83
Balances, March 31, 2014	19,451	$9.08
Restricted stock units issued	330	8.20
Restricted stock units vested	(2,051)	7.81
Restricted stock units cancelled	(532)	7.84
Performance-based restricted stock units cancelled	(2,559)	13.47
Balances, June 30, 2014	14,639	$8.52

As of June 30, 2014, total unearned share-based compensation related to unvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $90.1 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 2.05 years.

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

Performance metrics for the 2014 Plan are based principally on corporate level and business unit non-GAAP gross margin metrics, calculated at the end of each 2014 calendar quarter (other than the Company’s XSense business unit for which the performance metric will be based on 2014 cumulative calendar year revenue). Vesting of performance-based restricted stock units under the 2014 Plan is expected to commence, assuming achievement of the underlying performance metrics, in the first calendar quarter of 2015. Performance metrics and awards are not cumulative or duplicative (the final award will be based, subject to adjustment, on the highest non-GAAP gross margin achieved during the performance period). Performance-based shares may be credited to participants at the end of any calendar quarter if a non-GAAP gross margin performance metric has been achieved at that quarter end. Additional performance-based shares may be credited for performance that falls between “threshold” and “target” or “target” and “maximum” metrics. In the event that a performance metric is achieved and the applicable non-GAAP gross margin performance metric, in the next succeeding 2014 calendar quarter, falls more than 2% below the previously achieved performance metric, the number of performance-based shares credited to a participant will be adjusted, based on average performance over the affected quarterly periods, to reflect that reduced performance. For participants who are included within the 2014 Plan at any time after January 1, 2014, awards will be pro-rated to reflect the actual time a participant has been an employee of, or a service provider to, the Company. The Company recorded total share-based compensation expense related to performance-based restricted stock units of $0.9 million and $2.0 million under the 2014 Plan in the three and six months ended June 30, 2014, respectively.

The performance period under the Company's 2011 Long-Term Performance-Based Incentive Plan (the “2011 Plan"), adopted in May 2011, ended on December 31, 2013. The total performance-based restricted stock units forfeited under the 2011 Plan were 3.3 million.

Employee Stock Purchase Plan

     Under the 2010 Employee Stock Purchase Plan (“2010 ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85% of the fair market value of the common stock at the date of commencement of the six-month offering period or 85% of the fair market value on the last day of the offering period. Purchases are limited to 10% of an employee’s eligible compensation subject to a maximum annual employee contribution limit of $25,000 of the market value of the shares (determined at the time the share is granted) per calendar year. There were 0.8 million and 1.0 million shares purchased under the 2010 ESPP for the six months ended June 30, 2014 and 2013 at an average price per share of $6.43 and $5.00, respectively. Of the 25.0 million shares authorized for issuance under the 2010 ESPP, 19.8 million shares were available for issuance at June 30, 2014.

The fair value of each purchase under the 2010 ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option-pricing model. The following assumptions were utilized to determine the fair value of the 2010 ESPP shares:

	Three and Six Months Ended
	June 30, 2014	June 30, 2013
Risk-free interest rate	0.07%	0.13%
Expected life (years)	0.50	0.50
Expected volatility	32%	50%
Expected dividend yield	—	—

The weighted-average fair value per share under the 2010 ESPP for purchase periods beginning in the six months ended June 30, 2014 and 2013 were $1.64 and $1.29, respectively. Cash proceeds from the issuance of shares under the Company’s ESPP were $5.4 million and $5.1 million for the six months ended June 30, 2014 and 2013, respectively.

Common Stock Repurchase Program

Atmel’s Board of Directors has, since 2010, authorized an aggregate of $1.0 billion of funding for the Company’s common stock repurchase program. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of the Company’s cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities. As of June 30, 2014, $256.0 million remained available for repurchasing common stock under this program.

During the three and six months ended June 30, 2014, Atmel repurchased 3.6 million and 10.5 million shares, respectively, of its common stock in the open market at an average repurchase price of $8.00 and $7.98 per share, respectively, excluding commission, and subsequently retired those shares (except for a limited number of shares re-issued to support restricted stock unit grants outside of the U.S.). Common stock and additional paid-in capital were reduced by $28.5 million and $83.5 million, excluding commission, for the three and six months ended June 30, 2014, respectively, and $13.7 million and $29.2 million for the three and six months ended June 30, 2013, respectively, as a result of the stock repurchases.

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

	Foreign currency translation adjustments	Defined benefit pension plans	Change in unrealized loss on investments	Total
	(in thousands)
Balance as of December 31, 2013	$14,952	$(2,153)	$(2)	$12,797
Other comprehensive income before reclassifications	1,133	—	—	1,133
Amounts reclassified from accumulated other comprehensive income	—	(38)	328	290
Net increase in other comprehensive income	1,133	(38)	328	1,423
Balance as of June 30, 2014	$16,085	$(2,191)	$326	$14,220

Amounts reclassified from accumulated other comprehensive income were mainly related to losses on available-for-sale securities. These reclassifications impacted "interest and other expense, net" on the condensed consolidated statements of operations.

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

Purchase Commitments

As of June 30, 2014, the Company, or its affiliates, had certain non-cancellable commitments which were not included on the condensed consolidated balance sheets. These include the outstanding capital purchase commitments of approximately $2.8 million and wafer purchase commitments of approximately $61.0 million.

Contingencies

Legal Proceedings

The Company is party to various legal proceedings. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations and statements of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described below or other legal proceedings that were not deemed material as of June 30, 2014, there exists the possibility of a material adverse effect on the Company's financial position, results of operations and cash flows. The Company has accrued for losses related to litigation that it considers probable and for which the loss can be reasonably estimated. In the event that a probable loss cannot be reasonably estimated, it has not accrued for such losses. Management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. As the Company continues to monitor litigation matters, whether deemed material as of June 30, 2014 or not, its determination could change, and the Company may decide, at some future date, to establish an appropriate reserve.

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
French Insolvency-Related Litigation - LFoundry and Atmel Corporation, et al. On June 26, 2013, LFR filed an insolvency declaration with the Paris Civil Court, as described above under “Legal Proceedings - French Insolvency-Related Litigation - LFoundry and Atmel Rousset.” On September 6, 2013, LFR’s judicially-appointed receivers submitted a further petition to the Paris Court seeking to hold the Company and its subsidiary Atmel B.V. jointly and severally liable to LFR for damages in the approximate amount of 135.0 million Euros. LFR alleges that the Company and Atmel B.V. defrauded LFR (x) in connection with Atmel Rousset’s 2010 sale of its manufacturing facility to LF, the German parent of LFR, and (y) through their business conduct with LFR after the sale. The Company and Atmel B.V. consider LFR’s claims specious, defamatory and devoid of merits, based on the following facts among others: (a) neither was a party to the sale transaction or the supply agreement executed in conjunction with the transaction; (b) the sale transaction, when consummated in 2010, fully complied with all applicable French laws; (c) the assets transferred by Atmel Rousset to LFR had a net value at the time of sale in excess of 80 million Euros, as confirmed, prior to the sale, by an independent auditor appointed by the Paris Court; (d) LFR assumed no debt in connection with the transaction; (e) LF was, at the time of the transaction, a financially stable and experienced foundry operator; (f) Atmel Rousset’s Workers’ Council (representing all Atmel Rousset employees prior to the sale), after receiving detailed information about LF and the transaction, and the analysis of its own independent financial expert, unanimously approved the transaction; (g) Atmel Rousset (or its affiliates) fully satisfied the commitment to purchase wafers from LFR, as acknowledged by LFR, by mid-2013; (h) in the three years after the sale, LFR received from Atmel Rousset (or present and past affiliates) payments for wafers and other services aggregating more than $400.0 million; and (i) any failure by LFR to diversify its revenue stream or reduce its dependence on Atmel Rousset over the course of three years resulted solely from ineffectual LFR management. The Company and Atmel B.V. intend to defend themselves vigorously in this matter, and included in their responsive submission a counterclaim against the receivers for abuse of process. On December 26, 2013, LFR suspended operations and commenced a judicially-supervised liquidation. The Company understands that on July 17, 2014, LFR’s judicially-appointed liquidator signed a request that the Court dismiss LFR’s petition without prejudice.

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

The following table summarizes the activity related to the product warranty liability:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Balance at beginning of period	$3,749	$4,629	$3,686	$4,832
Accrual for warranties during the period, net	899	301	1,845	788
Actual costs incurred	(896)	(859)	(1,779)	(1,549)
Balance at end of period	$3,752	$4,071	$3,752	$4,071

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

The following table presents the (provision for) benefit from income taxes and the effective tax rates:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands, except for percentages)
Income (loss) before income taxes	$25,257	$18,655	$30,089	$(43,373)
(Provision for) benefit from income taxes	$(6,021)	$(5,679)	$(8,687)	$8,682
Effective tax rate	23.83%	30.44%	28.87%	20.02%
For the three and six months ended June 30, 2014, the Company recorded an income tax provision of $6.0 million and $8.7 million, respectively. For the three and six months ended June 30, 2014, the significant components of the tax provision were from operations in jurisdictions with operating profits. The Company’s effective tax rate for the six months ended June 30, 2014 was lower than the statutory federal income tax rate of 35%, primarily due to income recognized in lower tax jurisdictions.
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
At June 30, 2014 and December 31, 2013, the Company had $88.7 million and $87.5 million of unrecognized tax benefits, respectively, which, if recognized, would affect the effective tax rate. The increase in unrecognized tax benefits during the six months ended June 30, 2014 was primarily due to various foreign tax matters.
Increases or decreases in unrecognizable tax benefits could occur over the next 12 months due to tax law changes, unrecognized tax benefits established in the normal course of business, or the conclusion of ongoing tax audits in various jurisdictions around the world. The Company believes that before June 30, 2015, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. If the Company reaches settlement with the tax authorities and/or such statutes of limitation expire, the Company expects to record a corresponding adjustment to the applicable unrecognized tax benefits. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the Company estimates that the range of potential decreases in underlying uncertain tax positions may be between $0 and $5.0 million over the next 12 months, although those estimates are subject to various factors beyond the Company's control. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. The Company regularly assesses its tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.

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

The aggregate net pension expense relating to these two plans are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Service costs	$393	$451	$782	$912
Interest costs	388	357	773	722
Amortization of actuarial loss	19	15	38	31
Net pension period cost	$800	$823	$1,593	$1,665

The Company’s net pension period cost for 2014 is expected to be approximately $3.2 million. Cash funding for benefits paid was $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively. The Company expects total contribution to these plans to be approximately $0.5 million in 2014.

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

Prior period operating segment presentations have been revised to conform to the Company's revised segment reporting.

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

Operating segments are defined by the products they design and sell. They do not sell to each other. The Company’s net revenue and segment (loss) income from operations for each reportable segment is as follows:

Information about Reportable Segments

	Micro- Controller	Nonvolatile Memory	Automotive	Multi-Market and Other	Total
	(in thousands)
Three months ended June 30, 2014
Net revenue from external customers	$254,775	$40,180	$35,994	$24,585	$355,534
Segment income (loss) from operations	$30,326	$8,036	$3,284	$(900)	$40,746
Three months ended June 30, 2013
Net revenue from external customers	$247,016	$36,351	$36,319	$28,130	$347,816
Segment income from operations	$15,170	$5,318	$1,403	$5,726	$27,617

Six months ended June 30, 2014
Net revenue from external customers	$489,915	$75,832	$76,965	$50,183	$692,895
Segment income (loss) from operations	$49,152	$13,083	$10,038	$(1,457)	$70,816
Six months ended June 30, 2013
Net revenue from external customers	$475,381	$71,509	$75,798	$54,271	$676,959
Segment income from operations	$19,975	$10,164	$2,713	$8,947	$41,799

The Company's primary products are semiconductor integrated circuits, which constitutes a group of similar products. Therefore, it is impracticable to differentiate the revenues from external customers for each product sold. The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.

Reconciliation of Segment Information to Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Total segment income from operations	$40,746	$27,617	$70,816	$41,799
Unallocated amounts:
Share-based compensation expense	(15,278)	(7,480)	(30,895)	(22,242)
Loss from manufacturing facility damage and shutdown	—	—	(7,056)	—
Acquisition-related charges	(1,497)	(1,759)	(3,125)	(4,014)
French building underutilization and other	(1,166)	—	(2,462)	—
Restructuring credits (charges)	1,583	(582)	1,807	(43,396)
Gain related to foundry arrangements	2,071	1,514	2,129	1,514
Recovery of receivables from foundry supplier	—	83	—	522
Settlement charges	—	—	—	(21,600)
Gain on sale of assets	—	—	—	4,430
Consolidated income (loss) from operations	$26,459	$19,393	$31,214	$(42,987)

Geographic sources of revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
China, including Hong Kong	$114,081	$107,211	$207,282	$205,901
Germany	50,478	51,521	109,739	100,105
United States	50,348	45,213	103,258	89,394
South Korea	29,900	36,899	62,932	80,110
Taiwan	19,211	10,504	29,929	23,796
Singapore	16,647	10,068	28,237	18,795
Japan	8,860	8,745	14,400	18,903
France	2,709	11,802	5,789	17,873
Rest of Europe	35,451	28,995	73,804	57,388
Rest of Asia-Pacific	21,760	32,507	45,782	55,312
Rest of the World	6,089	4,351	11,743	9,382
Total net revenue	$355,534	$347,816	$692,895	$676,959

Net revenue is attributed to regions based on ship-to locations.

The Company had one distributor that accounted for 17% of net revenue in the three months ended June 30, 2014. The Company had two distributors that accounted for 16% and 11%, respectively, of net revenue in the six months ended June 30, 2014. No end customer accounted for 10% or more of net revenue in the three and six months ended June 30, 2014. The Company had one customer and one distributor, each of which accounted for 16% and 13% of net revenue in the three months ended June 30, 2013, respectively, and 14% and 12% of net revenue in the six months ended June 30, 2013, respectively.

Three distributors accounted for 22%, 11% and 11%, respectively, of accounts receivable at June 30, 2014 and no end customer accounted for 10% or more of accounts receivable at June 30, 2014. Two distributors accounted for 17% and 11%, respectively, of accounts receivable at June 30, 2013.

Physical locations of tangible long-lived assets were as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
United States	$111,550	$104,912
Philippines	53,353	50,472
Germany	23,170	24,244
France	16,318	17,249
Rest of Asia-Pacific	19,955	23,815
Rest of Europe	7,869	7,026
Total	$232,215	$227,718

Excluded from the table above as of June 30, 2014 and December 31, 2013 are goodwill of $110.0 million and $108.2 million, respectively, intangible assets, net of $25.1 million and $28.1 million, respectively, and deferred income tax assets of $118.1 million and $134.4 million, respectively.

Note 12 GAIN ON SALE OF ASSETS

On September 28, 2012, the Company completed the sale of its Serial Flash product line. Under the terms of the sale agreement, the Company transferred assets to the buyer, which assumed certain liabilities, in return for cash consideration of $25.0 million. As part of the sale transaction, the Company granted the buyer an exclusive option to purchase the Company's remaining $7.0 million of Serial Flash inventory, which the buyer fully exercised during the first quarter of 2013. As a result of the sale of that $7.0 million of remaining inventory, the Company recorded a gain of $4.4 million in the three months ended March 31, 2013 to reflect receipt of payment upon exercise of the related purchase option and the completion of the sale of the Serial Flash product line.

Note 13 RESTRUCTURING CHARGES

The following table summarizes the activity related to the accrual for restructuring charges detailed by event:

	Q2'10	Q2'12	Q1'13	Q3'13	Total
	(in thousands)
Balance at January 1, 2014 - Restructuring Accrual	$281	$897	$22,949	$1,314	$25,441
Credits - Employee termination costs, net of change in estimate	—	—	—	(224)	(224)
Payments - Employee termination costs	—	(383)	(7,426)	(471)	(8,280)
Foreign exchange (gain) loss	—	—	(28)	5	(23)
Balance at March 31, 2014 - Restructuring Accrual	$281	$514	$15,495	$624	$16,914
Credits - Employee termination costs, net of change in estimate	—	—	(1,703)	120	(1,583)
Payments - Employee termination costs	—	(217)	(5,154)	(547)	(5,918)
Foreign exchange gain	—	—	(20)	—	(20)
Balance at June 30, 2014 - Restructuring Accrual	$281	$297	$8,618	$197	$9,393

	Q2'10	Q2'12	Q4'12	Q1'13	Total
	(in thousands)
Balance at January 1, 2013 - Restructuring Accrual	$439	$7,418	$8,365	$—	$16,222
(Credits) charges - Employee termination costs, net of change in estimate	—	—	(460)	42,821	42,361
Charges - Other	—	—	—	453	453
Payments - Employee termination costs	—	(2,206)	(5,161)	—	(7,367)
Payments - Other	—	—	(45)	(453)	(498)
Foreign exchange gain	—	—	(16)	—	(16)
Balance at March 31, 2013 - Restructuring Accrual	$439	$5,212	$2,683	$42,821	$51,155
(Credits) charges - Employee termination costs, net of change in estimate	—	180	(310)	941	811
Charges - Other	—	—	(230)	—	(230)
Payments - Employee termination costs	(158)	(812)	(1,860)	(5,853)	(8,683)
Payments - Other	—	—	(185)	—	(185)
Foreign exchange loss	—	—	—	141	141
Balance at June 30, 2013 - Restructuring Accrual	$281	$4,580	$98	$38,050	$43,009

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

Rousset and Nantes

In 2013, each of Rousset and Nantes restructured operations to further align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. In connection with formulating these restructuring plans, during the first quarter of 2013, Rousset and Nantes each confidentially negotiated and developed “social plans” in coordination and consultation with their respective local Works Councils. These social plans, which are subject to French law, set forth general parameters, terms and benefits for both voluntary and involuntary employee dismissals. The restructuring charges related to Rousset and Nantes were $26.6 million.

Substantially all of the affected employees ceased active service as of June 30, 2014. There were no significant changes to the plan and no material modifications or changes were made after implementation began.

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

Note 14 SETTLEMENT CHARGES

In the three months ended March 31, 2013, the Company recorded settlement charges of $21.6 million related to legal settlements undertaken in connection with actual, contemplated or anticipated litigation, or activities undertaken in preparation for, or anticipation of, possible litigation related to intellectual property.

Note 15 NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands, except per share data)
Net income (loss)	$19,236	$12,976	$21,402	$(34,691)
Weighted-average shares - basic	421,090	428,239	423,233	428,617
Dilutive effect of incremental shares and share equivalents	1,744	2,297	1,643	—
Weighted-average shares - diluted	422,834	430,536	424,876	428,617
Net income (loss) per share:
Basic
Net income (loss) per share - basic	$0.05	$0.03	$0.05	$(0.08)
Diluted
Net income (loss) per share - diluted	$0.05	$0.03	$0.05	$(0.08)

The following table summarizes securities that were not included in the “Weighted-average shares - diluted” used for calculation of diluted net income (loss) per share, as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Employee stock options and restricted stock units outstanding	4,116	6,923	4,940	9,377

Note 16 SUBSEQUENT EVENTS

On July 29, 2014, the Company borrowed $90.0 million under the Facility to assist with the financing for the Newport Media, Inc. ("NMI") acquisition. Interest on the borrowed amounts equals the applicable periodic LIBOR rate, plus 1.25% per annum. The Facility matures on December 6, 2018.

On July 31, 2014, the Company completed the NMI acquisition. The purchase price was $140.0 million in cash, subject to working capital and other adjustments, plus an additional earn-out of up to $30.0 million to be paid subject to achievement of future revenue thresholds over two years. The acquisition is intended to enhance the Company’s portfolio of wireless products. The Company incurred approximately $2.5 million of investment banking, legal, consulting and other fees and expenses directly related to the acquisition which were recorded as acquisition-related charges on the Condensed Consolidated Statements of Operations. Atmel funded the transaction with cash on hand and borrowings under the existing Facility.

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
This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2014 and beyond. Such forward looking statements include, but are not limited to, statements about: the expansion of the market for microcontrollers, revenue for our maXTouch® products, expectations for our XSense® products, our gross margin expectations and trends, anticipated revenue by geographic area and the ongoing transition of our revenue base to Asia, expectations or trends involving our operating expenses, capital expenditures, cash flow and liquidity, our factory utilization rates, the effect and timing of new product introductions, our ability to access independent foundry capacity and the corresponding financial condition and operational performance of those foundry partners, including insolvencies of, and litigation related to European foundry suppliers, the effects of our strategic transactions and restructuring efforts, the estimates we use in respect of the amount and/or timing for expensing unearned share-based compensation and similar estimates related to our performance-based restricted stock units, our expectations regarding tax matters and related tax audits, the outcome of litigation (including intellectual property litigation in which we may be involved or in which our customers may be involved, especially in the mobile device sector) and the effects of exchange rates and our ongoing efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A - Risk Factors, and elsewhere in this Form 10-Q. Generally, the words “may,” “will,” “could,” “should,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-Q is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements in this Form 10-Q.
OVERVIEW

     We are one of the world’s leading designers, developers and suppliers of microcontrollers, which are self-contained computers-on-a-chip. Microcontrollers are generally less expensive, consume less power and offer enhanced programming capabilities compared to traditional microprocessors. Our microcontrollers and related products are used in many of the world’s leading industrial and automotive electronics, mobile computing and communications devices, including smartphones, tablets, Ultrabooks and personal computers, and other electronics products in which they provide core, embedded functionalities for, among other things, touch and proximity sensing, sensor management, security and encryption, wireless connectivity, lighting and system controls and battery management. Our recently completed acquisition of Newport Media, Inc. allows us to add 802.11n Wi-Fi and Bluetooth technologies to our broad portfolio of wireless solutions. With our microcontroller, encryption and wireless technologies, and the systems and combinations we can offer with those capabilities, we believe that we have a compelling set of products for the so-called “Internet of Things,” where smart, connected devices and appliances must seamlessly and securely share data and information. These products are also well suited for the quickly evolving “wearables” sector, where our microcontrollers may be used to manage multiple accelerometers or sensors within a device, to communicate information from that device to a gateway, or to track or monitor other activities. We also continue to enable and enhance human computer interaction by leveraging our market leading capacitive touch products, our microcontroller know-how and our significant intellectual property ("IP") portfolio. In addition, we continuously seek new market opportunities that benefit from our corporate and technology strengths, as we did when we launched our XSense product, a proprietary metal mesh technology for touch sensors. To maintain a broad market reach, we also design and sell other semiconductor products that complement our microcontroller business, including nonvolatile memory, radio frequency and mixed-signal components and application specific integrated circuits. Our product portfolio allows us to address a broad range of high growth applications, including, for example, industrial, building and home electronics systems, smart meters used for utility monitoring and billing, commercial, residential and architectural LED-based lighting systems, touch panels used on household and industrial appliances, medical devices, aerospace and military products and systems, and a growing universe of electronic-based automotive systems like keyless ignition and access, engine control, air-bag deployment, and lighting and entertainment systems. We expect the market for microcontrollers to continue to expand over time as tactile, gesture and proximity-based user interfaces become increasingly prevalent, as additional intelligence is built into an ever-growing universe of everyday products for the “Internet of Things” or integrated within “wearable” devices, as industrial and automotive customers accelerate the replacement of mechanical or passive controls in their products with touch-based applications, and as power management, authentication, cryptographic, security and similar capabilities become increasingly critical to many industrial, automotive, consumer and medical products.

RESULTS OF OPERATIONS

	Three Months Ended				Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	(in thousands, except for percentage of net revenue)
Net revenue	$355,534	100%	$347,816	100%	$692,895	100%	$676,959	100%
Gross margin	161,238	45%	147,925	43%	301,228	43%	279,230	41%
Research and development	70,082	20%	67,362	19%	139,834	20%	135,670	20%
Selling, general and administrative	64,783	18%	58,912	17%	128,862	19%	122,489	18%
Acquisition-related charges	1,497	—%	1,759	1%	3,125	—%	4,014	1%
Restructuring (credits) charges	(1,583)	—%	582	—%	(1,807)	—%	43,396	6%
Recovery of receivables from foundry supplier	—	—%	(83)	—%	—	—%	(522)	—%
Gain on sale of assets	—	—%	—	—%	—	—%	(4,430)	(1)%
Settlement charges	—	—%	—	—%	—	—%	21,600	3%
Income (loss) from operations	$26,459	7%	$19,393	6%	$31,214	5%	$(42,987)	(6)%

Net Revenue

Our net revenue totaled $355.5 million for the three months ended June 30, 2014, an increase of 2%, or $7.7 million, from $347.8 million in net revenue for the three months ended June 30, 2013. Our net revenue totaled $692.9 million for the six months ended June 30, 2014, an increase of 2%, or $15.9 million, from $677.0 million in net revenue for the six months ended June 30, 2013. Our revenue for the three and six months ended June 30, 2014 was higher than the three and six months ended June 30, 2013 primarily due to revenue growth in the microcontroller and nonvolatile memory segments.

Net Revenue — By Operating Segment

Our net revenue by operating segment is summarized as follows:

	Three Months Ended
	June 30, 2014	June 30, 2013	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$254,775	$247,016	$7,759	3%
Nonvolatile Memory	40,180	36,351	3,829	11%
Automotive	35,994	36,319	(325)	(1)%
Multi-Market and Other	24,585	28,130	(3,545)	(13)%
Total net revenue	$355,534	$347,816	$7,718	2%

	Six Months Ended
	June 30, 2014	June 30, 2013	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$489,915	$475,381	$14,534	3%
Nonvolatile Memory	75,832	71,509	4,323	6%
Automotive	76,965	75,798	1,167	2%
Multi-Market and Other	50,183	54,271	(4,088)	(8)%
Total net revenue	$692,895	$676,959	$15,936	2%

Microcontroller

Microcontroller segment net revenue increased 3% to $254.8 million for the three months ended June 30, 2014 compared to $247.0 million for the three months ended June 30, 2013. Microcontroller segment net revenue increased 3% to $489.9 million for the six months ended June 30, 2014 compared to $475.4 million for the six months ended June 30, 2013. Microcontroller net revenue represented 72% and 71% of total net revenue for the three and six months ended June 30, 2014, respectively. Microcontroller net revenue represented 71% and 70% of total net revenue for the three and six months ended June 30, 2013, respectively. Revenue increased primarily as a result of stronger demand from the industrial, consumer, automotive and communications end markets.

Nonvolatile Memory

Nonvolatile Memory segment net revenue increased 11% to $40.2 million for the three months ended June 30, 2014 compared to $36.4 million for the three months ended June 30, 2013. Nonvolatile Memory segment net revenue increased 6% to $75.8 million for the six months ended June 30, 2014 compared to $71.5 million for the six months ended June 30, 2013. The increase was mainly due to stronger demand for our EEPROM products and cryptographic memory products.

Automotive

Automotive segment net revenue was relatively flat at $36.0 million for the three months ended June 30, 2014 compared to the $36.3 million for the three months ended June 30, 2013. Automotive segment net revenue increased 2% to $77.0 million for the six months ended June 30, 2014 from $75.8 million for the six months ended June 30, 2013. This increase was primarily related to an increase in demand for our high-voltage and auto RF products, partially offset by a decline in legacy products that are approaching end-of-life.

Multi-Market and Other

Multi-Market and Other segment net revenue decreased to $24.6 million for the three months ended June 30, 2014 compared to $28.1 million for the three months ended June 30, 2013. Multi-Market and Other segment net revenue decreased to $50.2 million for the six months ended June 30, 2014 compared to $54.3 million for the six months ended June 30, 2013. The decrease resulted primarily from a decline in our Aerospace business related to an increased level of export restrictions that limited our ability to ship certain products.
Net Revenue by Geographic Area
Our net revenue by geographic area for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, is summarized in the table below. Revenue is attributed to regions based on the location to which we ship. See Note 11 of Notes to Condensed Consolidated Financial Statements for further discussion.

	Three Months Ended
	June 30, 2014	June 30, 2013	Change	% Change
	(in thousands, except for percentages)
Asia	$210,459	$205,934	$4,525	2%
Europe	88,638	92,318	(3,680)	(4)%
United States	50,348	45,213	5,135	11%
Other*	6,089	4,351	1,738	40%
Total net revenue	$355,534	$347,816	$7,718	2%

	Six Months Ended
	June 30, 2014	June 30, 2013	Change	% Change
	(in thousands, except for percentages)
Asia	$388,563	$402,817	$(14,254)	(4)%
Europe	189,331	175,366	13,965	8%
United States	103,258	89,394	13,864	16%
Other*	11,743	9,382	2,361	25%
Total net revenue	$692,895	$676,959	$15,936	2%

_________________________________________
*  Primarily includes South Africa, and Central and South America

Net revenue outside the United States accounted for 86% and 85% of our net revenue for the three and six months ended June 30, 2014, respectively, and 87% of our net revenue for both the three and six months ended June 30, 2013.

Our net revenue in Asia increased $4.5 million, or 2%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The increase resulted primarily from stronger demand in the industry, consumer and computing end markets in Asia. Net revenue in Asia decreased $14.3 million, or 4%, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The decrease was primarily due to weaker demand for the mobility end market. Net revenue for the Asia region was 59% and 56% of total net revenue for three and six months ended June 30, 2014, respectively, compared to 59% and 60% of total net revenue for the three and six months ended June 30, 2013, respectively.

Our net revenue in Europe decreased $3.7 million, or 4% for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The decrease resulted primarily from lower demand in the industrial end market. Net revenue in Europe increased $14.0 million, or 8%, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The increase resulted primarily from stronger demand in the automotive end market. Net revenue for the Europe region was 25% and 27% of total net revenue for the three and six months ended June 30, 2014, respectively, compared to 27% and 26% of total net revenue for the three and six months ended June 30, 2013, respectively.

Our net revenue in the United States increased by $5.1 million, or 11%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013 and increased by $13.9 million, or 16%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to increased demand in the automotive, consumer and computing end markets. Net revenue for the U.S. region was 14% and 15% of total net revenue for the three and six months ended June 30, 2014, respectively, compared to 13% of total net revenue for both the three and six months ended June 30, 2013.

Revenue and Costs — Impact from Changes to Foreign Exchange Rates

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies were 20% and 21% of our total net revenue for the three months ended June 30, 2014 and 2013, and 22% and 23% of our total net revenue for the six months ended June 30, 2014 and 2013, respectively.

Costs denominated in foreign currencies were 19% and 18% of our total costs for the three months ended June 30, 2014 and 2013, respectively, and 19% and 18% of our total costs for the six months ended June 30, 2014 and 2013, respectively.

For the three months ended June 30, 2014, changes in foreign exchange rates had a favorable overall effect on our operating results. Our net revenue for the three months ended June 30, 2014 would have been approximately $4.1 million lower had the average exchange rate in the three months ended June 30, 2014 remained the same as the average rate in effect for the three months ended June 30, 2013. Our income from operations would have been approximately $1.9 million lower had the average exchange rate in the three months ended June 30, 2014 remained the same as the average exchange rate in the three months ended June 30, 2013.

For the six months ended June 30, 2014, changes in foreign exchange rates had a favorable overall effect on our operating results. Our net revenue for the six months ended June 30, 2014 would have been approximately $6.5 million lower had the average exchange rate in the six months ended June 30, 2014 remained the same as the average rate in effect for the six months ended June 30, 2013. Our income from operations would have been approximately $4.1 million lower had the average exchange rate in the six months ended June 30, 2014 remained the same as the average exchange rate in the six months ended June 30, 2013.

Gross Margin

Gross margin was 45.4% and 43.5% for the three and six months ended June 30, 2014, respectively, compared to 42.5% and 41.2% for the three and six months ended June 30, 2013, respectively, primarily due to manufacturing cost improvements and conclusion of our legacy “take-or-pay” wafer supply agreements. These improvements were partially offset by a $7.1 million loss related to the manufacturing facility damage and unplanned shutdown at our Colorado Springs plant that occurred in December 2013 and continued into early 2014. We expect to realize further gross margin benefit through the remainder of 2014 from ongoing cost reductions and improved utilization.

Inventory decreased to $245.0 million at June 30, 2014 from $275.0 million at December 31, 2013, primarily from a loss of manufacturing output resulting from an incident at our Colorado Springs facility in December 2013, a reduction in inventory build related to the conclusion of our legacy "take-or-pay" wafer supply agreements and improved alignment, throughout the first half of 2014, between customer demand and inventory on hand.

For the six months ended June 30, 2014, we manufactured approximately 56% of our products in our own wafer fabrication facility compared to 48% for the six months ended June 30, 2013.

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

Research and Development

Research and development ("R&D") expenses increased 4%, or $2.7 million, to $70.1 million for the three months ended June 30, 2014 from $67.4 million for the three months ended June 30, 2013. R&D expenses increased 3%, or $4.1 million, to $139.8 million for the six months ended June 30, 2014 from $135.7 million for the six months ended June 30, 2013. R&D expenses increased, compared to the same period in 2013, as we did not meet our performance targets under our expired 2011 Long-Term Incentive Plan, which resulted in the reversal of share-based compensation expense allocated to R&D in the three and six month periods ended June 30, 2013. As a percentage of net revenue, R&D expenses totaled 20% for both the three and six months ended June 30, 2014, compared to 19% and 20% for the three and six months ended June 30, 2013, respectively. We believe that continued strategic investments in R&D, primarily related to new product and process development are essential for us to remain competitive in the markets we serve.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased 10%, or $5.9 million, to $64.8 million for the three months ended June 30, 2014 from $58.9 million for the three months ended June 30, 2013. SG&A expenses increased 5%, or $6.4 million, to $128.9 million for the six months ended June 30, 2014 from $122.5 million for the six months ended June 30, 2013. SG&A expenses increased, compared to the same period in 2013, as we did not meet our performance targets under our expired 2011 Long-Term Incentive Plan, which resulted in the reversal of share-based compensation expense allocated to SG&A in the three and six month periods ended June 30, 2013. As a percentage of net revenue, SG&A expenses totaled 18% and 19% of net revenue for the three and six months ended June 30, 2014, compared to 17% and 18% for the three and six months ended June 30, 2013.

Share-Based Compensation

We primarily issue restricted stock units to our employees as equity compensation. Employees may also participate in an Employee Stock Purchase Program ("ESPP") that offers the ability to purchase stock through payroll withholdings at a discount to the market price. We did not issue stock options to our employees as equity compensation during the three and six months ended June 30, 2014 and 2013. Share-based compensation expense for any stock options and ESPP shares is based on the fair value of the award at the measurement date (grant date). The compensation amount for those options is calculated using a Black-Scholes option valuation model.

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

The following table summarizes share-based compensation, net of the amount capitalized in inventory included in operating results:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Cost of revenue	$1,971	$1,609	$3,287	$3,453
Research and development	4,383	3,016	9,112	7,624
Selling, general and administrative	8,924	2,855	18,496	11,165
Total share-based compensation expense, before income taxes	15,278	7,480	30,895	22,242
Tax benefit	(3,320)	(563)	(6,244)	(3,169)
Total share-based compensation expense, net of income taxes	$11,958	$6,917	$24,651	$19,073

In December 2013, we adopted the Atmel 2014 Long-Term Performance-Based Incentive Plan (the “2014 Plan”), which provides for the grant of performance-based restricted stock units to Company participants. Performance metrics for the 2014 Plan are based principally on corporate level and business unit non-GAAP gross margin metrics, calculated at the end of each 2014 calendar quarter. Vesting of performance-based restricted stock units under the 2014 Plan is expected to commence, assuming achievement of the underlying performance metrics, in the first calendar quarter of 2015. We recorded total share-based compensation expense related to performance-based restricted stock units of $0.9 million and $2.0 million under the 2014 Plan in the three and six months ended June 30, 2014, respectively.

Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding.

Acquisition-Related Charges

We recorded total acquisition-related charges of $1.5 million and $3.1 million for the three and six months ended June 30, 2014, respectively, primarily related to amortization for acquisitions, compared to $1.8 million and $4.0 million for the three and six months ended June 30, 2013.

Included in those acquisition-related charges for the three months ended June 30, 2014 and 2013, is the amortization of intangible assets amounting to $1.3 million and $1.5 million, respectively, of which $0.7 million each pertained to developed technology. The amortization of intangible assets for the six months ended June 30, 2014 and 2013, is $2.6 million and $3.4 million, respectively, of which $1.4 million and $1.5 million pertained to developed technology, respectively. We estimate that charges related to amortization of intangible assets will be approximately $2.5 million for the remainder of 2014.

We also recorded other compensation related charges for these acquisitions of $0.2 million and $0.3 million for each of the three months ended June 30, 2014 and June 30, 2013, respectively, and $0.5 million and $0.6 million for each of the six months ended June 30, 2014 and June 30, 2013, respectively.

Gain on Sale of Assets

On September 28, 2012, we completed the sale of our Serial Flash product line. Under the terms of the sale agreement, we transferred assets to the buyer, which assumed certain liabilities, in return for cash consideration of $25.0 million. As part of the sale transaction, we granted the buyer an exclusive option to purchase our remaining $7.0 million of Serial Flash inventory, which the buyer fully exercised during the first quarter of 2013. As a result of the sale of that $7.0 million of remaining inventory, we recorded a gain of $4.4 million in the three months ended March 31, 2013 to reflect receipt of payment upon exercise of the related purchase option and the completion of the sale of the Serial Flash product line.

Restructuring Charges

See Note 13 of Notes to Condensed Consolidated Financial Statements for the summary of activity related to the accrual for restructuring charges detailed by event.

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

Rousset and Nantes

In 2013, each of Rousset and Nantes restructured operations to further align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. In connection with formulating these restructuring plans, during the first quarter of 2013, Rousset and Nantes each confidentially negotiated and developed “social plans” in coordination and consultation with their respective local Works Councils. These social plans, which are subject to French law, set forth general parameters, terms and benefits for both voluntary and involuntary employee dismissals. The restructuring charges related to Rousset and Nantes were $26.6 million.

Substantially all of the affected employees ceased active service as of June 30, 2014. There were no significant changes to the plan and no material modifications or changes were made after implementation began.

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

Settlement

In the three months ended March 31, 2013, we recorded settlement charges of $21.6 million related to legal settlements undertaken in connection with actual, contemplated or anticipated litigation, or activities undertaken in preparation for, or anticipation of, possible litigation related to intellectual property.

Interest and Other Expense, Net

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Interest and other (expense) income	$(304)	$(187)	$90	$540
Interest expense	(486)	(585)	(991)	(1,280)
Foreign exchange transaction (losses) gains	(412)	34	(224)	354
Total	$(1,202)	$(738)	$(1,125)	$(386)

Interest and other expense, net, resulted in expense of $1.2 million and $1.1 million for the three and six months ended June 30, 2014, respectively, compared to an expense of $0.7 million and $0.4 million for the three and six months ended June 30, 2013, respectively, primarily due to higher interest and other expense and lower foreign exchange gains. We continue to have balance sheet exposures in foreign currencies subject to exchange rate fluctuations and may incur further gains or losses in the future as a result of such foreign exchange exposures.

Provision for Income Taxes
For the three and six months ended June 30, 2014, we recorded an income tax provision of $6.0 million and $8.7 million, respectively. For the three and six months ended June 30, 2014, the significant components of the tax provision were from operations in jurisdiction with operating profits. Our Company’s effective tax rate for the six months ended June 30, 2014 was lower than the statutory federal income tax rate of 35%, primarily due to income recognized in lower tax jurisdictions.
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
At June 30, 2014 and December 31, 2013, we had $88.7 million and $87.5 million of unrecognized tax benefits, respectively, which, if recognized, would affect the effective tax rate. The increase in unrecognized tax benefits during the six months ended June 30, 2014 was primarily due to the various foreign tax matters.
Increases or decreases in unrecognizable tax benefits could occur over the next 12 months due to tax law changes, unrecognized tax benefits established in the normal course of business, or the conclusion of ongoing tax audits in various jurisdictions around the world. We believe that before June 30, 2015, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. If we reach settlement with the tax authorities and/or such statutes of limitation expire, we expect to record a corresponding adjustment to the applicable unrecognized tax benefits. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, we estimate that the range of potential decreases in underlying uncertain tax positions may be between $0 and $5.0 million over the next 12 months, although those estimates are subject to various factors beyond our control. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. We regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business.
Liquidity and Capital Resources

At June 30, 2014, we had $264.0 million of cash, cash equivalents and short-term investments, compared to $279.1 million at December 31, 2013. The decrease in cash balances in the six months ended June 30, 2014 resulted primarily from acquisition of fixed assets, timing of vendor payables and customer receivables and common stock repurchases. Our current asset to liability ratio, calculated as total current assets divided by total current liabilities, was 2.94 at June 30, 2014 compared to 2.90 at December 31, 2013. Working capital, calculated as total current assets less total current liabilities, decreased to $531.3 million at June 30, 2014, compared to $559.1 million at December 31, 2013. Cash provided by operating activities was $98.7 million for the six months ended June 30, 2014 compared to cash used in operating activities of $3.3 million for the six months ended June 30, 2013, and capital expenditures totaled $25.9 million and $13.5 million for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, of the $264.0 million aggregate cash and cash equivalents held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $175.5 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

Senior Secured Revolving Credit Facility

On July 29, 2014, the Company borrowed $90.0 million under the Facility to assist with the financing for the Newport Media, Inc. ("NMI") acquisition. Interest on the borrowed amounts equals the applicable periodic LIBOR rate, plus 1.25% per annum. The Facility matures on December 6, 2018.

Operating Activities

Net cash provided by operating activities was $98.7 million for the six months ended June 30, 2014, compared to cash used in operating activities of $3.3 million for the six months ended June 30, 2013. Net cash provided by operating activities for the six months ended June 30, 2014 was determined primarily by adjusting net income of $21.4 million, non-cash depreciation and amortization charges of $27.4 million and share-based compensation charges of $30.9 million.

Accounts receivable decreased by 4% or $7.8 million to $199.0 million at June 30, 2014, from $206.8 million at December 31, 2013. The average number of days of accounts receivable outstanding was 51 days for the three months ended June 30, 2014 compared to 53 days for the three months ended December 31, 2013.

Inventories decreased to $245.0 million at June 30, 2014 from $275.0 million at December 31, 2013. Inventories consist of raw wafers, purchased foundry wafers, work-in-progress and finished units. Our number of days of inventory decreased to 115 days for the three months ended June 30, 2014 from 124 days for the three months ended December 31, 2013.

Accrued and other liabilities decreased to $128.3 million at June 30, 2014 from $155.4 million at December 31, 2013. The decrease was primarily due to timing of bonus payments and cash payments related to restructuring plans.

Investing Activities

Net cash used in investing activities was $24.8 million and $37.0 million for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014, we paid $25.9 million for acquisitions of fixed assets as compared to $13.5 million in the six months ended June 30, 2013. For the six months ended June 30, 2014, we sold marketable securities for total proceeds of $3.1 million. For the six months ended June 30, 2013, we paid $25.9 million for acquisitions of businesses, net of cash acquired and received $5.1 million representing proceeds from the sale of inventory in relation to the disposal of a business.

We anticipate expenditures for capital purchases in 2014 to be higher than expenditures in 2013, and to be used principally to maintain existing manufacturing operations and improve our IT systems.

Financing Activities

Net cash used in financing activities was $86.2 million and $28.4 million for the six months ended June 30, 2014 and 2013, respectively. The cash used was primarily related to stock repurchases of $83.5 million in the six months ended June 30, 2014, compared to $29.2 million in the six months ended June 30, 2013 and tax payments related to shares withheld for vested restricted stock units of $10.8 million for the six months ended June 30, 2014, compared to $8.3 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, we repurchased 10.5 million shares of our common stock in the open market and subsequently retired those shares under our existing stock repurchase program. As of June 30, 2014, $256.0 million remained available for repurchases under this program. Proceeds from the issuance of common stock related to exercises of stock options and our employee stock purchase plan totaled $7.1 million and $7.8 million for the six months ended June 30, 2014 and 2013, respectively.

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

Change in Accounting Estimate

During the first quarter of 2014, we revised our accounting estimate for the expected useful life of manufacturing equipment from five years to seven years. In reviewing the useful life of our remaining manufacturing equipment during the fourth quarter of 2013, we determined that the adoption of our manufacturing light strategy, the consolidation of our back-end subcontracting activities during the prior several years and the transition of our business to common test platforms had resulted in an extension of the economic life of those assets. We believe that this change better reflects the expected economic benefits from the use of our manufacturing equipment over time based on an analysis of historical experience and general industry practices. The revised useful life of the manufacturing equipment decreased depreciation by approximately $4.6 million and $9.2 million for the three and six months ended June 30, 2014, respectively. This change had the effect of increasing net income by $3.8 million and $4.4 million for the three and six months ended June 30, 2014, respectively. As the inventory turns, the quarterly benefit of the depreciation change will be recognized over the remainder of the year. The total estimated reduction in depreciation for the year 2014 is approximately $17.9 million. The savings from the change in depreciation decreases to zero by the end of 2015.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available-for-sale, and consequently record them on the condensed consolidated balance sheets at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through June 30, 2014.

Foreign Currency Risk

When we take an order denominated in a foreign currency we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be affected by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, all costs will increase if the local currency strengthens against the dollar. This impact is determined assuming that all foreign currency denominated transactions that occurred for the six months ended June 30, 2014 were recorded using the average foreign currency exchange rates in the six months ended June 30, 2013. We do not use derivative instruments to hedge our foreign currency risk.

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies was 20% and 21% of our total net revenue for the three months ended June 30, 2014 and 2013, respectively, and 22% and 23% of our total net revenue for the six months ended June 30, 2014 and 2013, respectively.

Costs denominated in foreign currencies were 19% and 18% of our total costs for the three months ended June 30, 2014 and 2013, respectively, and 19% and 18% of our total costs for the six months ended June 30, 2014 and 2013, respectively.

We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 22% of our accounts receivable were denominated in foreign currency as of both June 30, 2014 and December 31, 2013.

Similarly, we face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 9% and 8% our accounts payable were denominated in foreign currencies at June 30, 2014 and December 31, 2013, respectively. All of our debt obligations were denominated in foreign currencies at June 30, 2014 and December 31, 2013. We have not historically sought to hedge our foreign currency exposure, although we may determine to do so in the future.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within revenue, cost and operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. A hypothetical weighted-average change of 10% in currency exchange rates would have changed our operating income before taxes by approximately $2.7 million for the six months ended June 30, 2014, assuming no offsetting hedge positions.

Liquidity and Valuation Risk

Approximately $1.1 million of our investment portfolio is invested in an auction-rate security at both June 30, 2014 and December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal proceedings. Our management currently believes, based on information and facts currently known, that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations and statement of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described in Note 8 of Notes to Condensed Consolidated Financial Statements, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows. For more information regarding certain details of these proceedings, see Note 8 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference into this Item. We have accrued for losses related to litigation described in Note 8 of Notes to Condensed Consolidated Financial Statements that we consider probable and for which the loss can be reasonably estimated. We make a determination as to when a potential loss is reasonably probable based on relevant accounting literature and then include appropriate disclosure of the contingency. As we continue to monitor litigation matters, whether deemed material as of June 30, 2014 or not, our determination could change, and we may decide, at some future date, to establish an appropriate reserve.

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

OUR REVENUE AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS.

Our future operating results are subject to quarterly variations based upon a variety of factors, many of which are not within our control. As further discussed in this “Risk Factors” section, factors that could affect our operating results include, without limitation:

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

Any unfavorable changes in any of these or other factors could harm our operating results and may result in volatility or a decline in our stock price.

UNCERTAIN GLOBAL MACRO-ECONOMIC AND GEO-POLITICAL CONDITIONS MAY AFFECT OUR BUSINESS.

Slow, uneven economic growth throughout the world, continued uncertainty regarding macroeconomic conditions in Europe and Asia, fiscal and budgetary matters in the U.S., and other geo-political events, including those in the Middle East, Eastern Europe and other regions, that may destabilize the global economy could adversely affect demand for our products and our business prospects from time to time.

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

We believe that our future sales will depend substantially on the success of our customers' end products, our ability to introduce new products into the market, and our ability to reduce the manufacturing costs of our products over time. Our new products are generally incorporated into our customers' products or systems at their design stage. However, design wins can precede volume sales by a year or more. In addition, we may not be successful in achieving design wins or design wins may not result in future revenue, which depends in large part on our customers' ability to sell their end products or systems within their respective markets.

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

Disruptions at our own wafer manufacturing facility in Colorado Springs, Colorado could also adversely affect our business. For the six months ended June 30, 2014, we manufactured approximately 56% of our products in our own wafer fabrication facility compared to 48% for the six months ended June 30, 2013. In December 2013, we experienced an incident in the nitrogen plant at that facility, which disrupted manufacturing for several weeks and affected our ability to fully meet demand in the first quarter of 2014. Because we rely on our Colorado facility for a significant percentage of our wafer supply, disruptions of the kind we experienced in December 2013, or others, could have an adverse effect on our business.

In addition, with respect to the use of external foundries, difficulties in production yields are more likely to occur when transitioning manufacturing processes to new third-party foundries or when qualifying new products at third-party foundries. If our foundry partners fail to deliver quality products and components on a timely basis, our business could be harmed.

We expect over time that an increasing portion of our wafer fabrication will be undertaken by third-party foundries.

Our fab-lite strategy exposes us to the following risks:

•	reduced control over delivery schedules and product costs;

•	financial instability, liquidity issues, or insolvency proceedings, and related litigation, affecting our foundry partners;

•	manufacturing disruptions at our Colorado Springs wafer fabrication facility or at those of our third-party foundries;

•	higher-than-anticipated manufacturing costs;

•	inability of our manufacturing subcontractors to develop manufacturing methods appropriate for our products and their unwillingness to devote adequate capacity to produce our products;

•	possible abandonment of key fabrication processes by our foundry subcontractors used in products that are strategically important to us;

•	reduced control over or decline in product quality and reliability;

•	inability to maintain continuing relationships with our foundries;

•	restricted ability to meet customer demand when faced with product shortages or order increases; and

•	increased opportunities for potential misappropriation of our intellectual property.
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

We closely monitor the financial condition of our foundry partners. On April 25, 2013, we received notice that Telefunken Semiconductors GmbH & Co ("TSG"), one of our suppliers, had filed an insolvency proceeding in Germany. On December 4, 2013, we received notice that a third party had purchased the business and assets of TSG. We continue to conduct limited business activities with the new owner of TSG, which remains a tenant of our Heilbronn, Germany facility. On June 26, 2013, LFoundry Rousset S.A.S. ("LFR"), one of our suppliers, filed an insolvency declaration in France. We have filed claims against LFR under applicable French bankruptcy procedures in respect of pre-filing matters and are pursuing claims in respect of post-filing matters. We, and several of our subsidiaries, are engaged in litigation with LFR (through its judicially-appointed representative) arising out of the LFR insolvency. On December 26, 2013, we were informed that LFR had been placed in liquidation and had ceased operations. For a discussion of the issues involved in, and the risks associated with those litigations, see “We are, and may in the future be, engaged in litigation that is costly, time consuming to defend or prosecute and, if an adverse decision were to occur, could have a harmful effect on our business, results of operations, financial condition or liquidity depending on the outcome.” While we do not believe that the liquidation of LFR, the purchase of TSG’s business and assets, or any other material adverse financial event affecting the former TSG, LFR or other foundries from which we purchase products, would be likely, under current circumstances, to have a material adverse effect on our business, the financial instability of, or insolvency proceedings affecting, any foundry partner requires an investment of significant management time, may require additional changes in operational planning as conditions develop, may involve litigation, and could have other unexpected adverse effects on our business.

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

OUR REVENUE IS DEPENDENT TO A LARGE EXTENT ON SELLING TO END CUSTOMERS THROUGH INDEPENDENT DISTRIBUTORS. THESE DISTRIBUTORS MAY HAVE LIMITED FINANCIAL RESOURCES TO CONDUCT THEIR BUSINESS OR TO REPRESENT OUR INTERESTS EFFECTIVELY, THEY MAY RAISE CREDIT RISKS FOR US, AND THEY MAY TERMINATE OR MODIFY THEIR RELATIONSHIPS WITH US IN A MANNER THAT ADVERSELY AFFECTS OUR SALES.

Sales through distributors accounted for 59% of our net revenue for the six months ended June 30, 2014, and 49% of our net revenue for the six months ended June 30, 2013. We are dependent on our distributors to supplement our direct marketing and sales efforts. Our agreements with independent distributors can generally be terminated for convenience by either party upon relatively short notice. Generally, these agreements are non-exclusive and also permit our distributors to offer and promote our competitors’ products.

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

OUR STOCK PRICE MAY BE MORE VOLATILE AS WE INCREASE OUR EXPOSURE TO, AND DERIVE A GREATER PERCENTAGE OF OUR REVENUE FROM, THE MOBILE DEVICE AND CONSUMER MARKET SEGMENTS, WHICH TEND TO EXHIBIT MORE DYNAMIC CHANGE THAN INDUSTRIAL OR AUTOMOTIVE MARKETS, CHANGE.

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

OUR INTERNATIONAL SALES AND OPERATIONS ARE SUBJECT TO COMPLEX LAWS RELATING TO TRADE, EXPORT CONTROLS, FOREIGN CORRUPT PRACTICES AND BRIBERY, AMONG MANY OTHER SUBJECTS. ADDED COMPLIANCE COSTS, VIOLATIONS OF OR CHANGES IN, THESE LAWS AND REGULATIONS, COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

For hardware, software or technology exported from, or otherwise subject to the jurisdiction of, the U.S., we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and U.S. economic and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”) and other regulatory agencies. Hardware, software and technology exported from, or otherwise subject to the jurisdiction of, other countries may also be subject to non-U.S. laws and regulations governing international trade and exports. Under these laws and regulations, we are responsible for obtaining all necessary licenses and approvals for exports of controlled hardware, software and technology, as well as the provision of technical assistance. In many cases, a determination of the applicable export-control laws and related licensing requirements depends on the design intent of a product, the source and origin of a specific technology, the specific technical contributions made by individuals to that technology, the destination of the product, and other matters of an intensely factual nature. We are also required to obtain all necessary export licenses prior to transferring controlled technology or technical data to non-U.S. persons. The U.S. and the European Union have recently imposed sanctions on Russia. The imposition of new sanctions, or changes in the nature of existing sanctions or other embargoes, may affect our ability to deliver products to specified countries from time to time, sometimes with little or no advance warning. In those events, if our products are implicated under newly imposed or modified sanctions, those regulatory or administrative actions could have an adverse effect on our business.

In addition, we are required to obtain necessary export licenses prior to the export or re-export of hardware, software or technology to any person or entity identified on government restricted-party lists, including the U.S. Department of Commerce's Denied Persons or Entity or Unverified Lists, the U.S. Department of the Treasury’s Specially Designated Nationals or Blocked Persons List, or the U.S. Department of State’s Debarred List, or on similar lists in jurisdictions outside the United States. Products for use in certain space, satellite, military, nuclear, chemical/biological weapons, rocket systems or unmanned air vehicle applications may also require export licenses and involve many of the same complexities and risks of non-compliance in the U.S. and elsewhere. Due to U.S. economic and trade sanctions, we do not pursue business activities, directly or indirectly, in countries designated by the U.S. as a state sponsor of terrorism or otherwise subject to a U.S. trade embargo, including, as of the date of this Form 10-Q, Cuba, Iran, North Korea, Sudan and Syria.

We continually seek to enhance our export-compliance program, including ongoing analysis of historical and current product shipments and technology transfers. We also work with, and assist, government officials, when requested, to ensure compliance with applicable export laws and regulations, and we continue to develop additional operational procedures to improve our compliance efforts. However, export laws and regulations are highly complex and vary from jurisdiction to jurisdiction; a determination by U.S. or other governments that we have failed to comply with any export-control laws or trade sanctions, including failure to properly restrict an export to the persons or entities set forth on government restricted-party lists, could result in significant civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenue from certain customers or damages claims from any customers adversely affected by such penalties, and exclusion from participation in U.S. or foreign government contracts. As we review or audit our import and export practices, from time to time, we may discover previously unknown errors in our compliance practices that require corrective actions; these actions could include voluntary disclosures of those matters to appropriate government agencies, discontinuance or suspension of product sales pending a resolution of any reviews, or other adverse interim or final actions. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors, foundries or other third parties. For example, in the past, one of our distributors was added to the U.S. Department of Commerce Entity List, resulting in the termination of our relationship with that distributor. Any one or more of these compliance errors, sanctions or a change in law or regulations could have a material adverse effect on our business, financial condition and results of operations. We monitor closely those types of proposed rules and potential changes as they progress through the regulatory process and seek to assess their likely effect on us.

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

COMPLIANCE WITH NEW REGULATIONS REGARDING THE USE OF "CONFLICT MINERALS" REQUIRES US TO INCUR ADDITIONAL OVERSIGHT EXPENSE AND COULD LIMIT THE SUPPLY AND INCREASE THE COST OF CERTAIN METALS USED IN MANUFACTURING OUR PRODUCTS.

Conflict minerals are commonly found in metals used in the manufacture of semiconductors and other products we manufacture. In June , 2014, we filed our initial Report on Form SD to report that our products were “DRC Conflict Undeterminable” based on our diligence review. We expect to undertake further diligence of our supply chain in 2015 and beyond to evaluate the use of conflict minerals. Although the implementation of these new requirements did not materially affect our business in 2014, there can be no assurance that the costs associated with ongoing compliance will not increase or that the sourcing, availability and pricing of minerals required for use in our products do not increase as a result of these regulations or changes in the supply chain caused by these regulations. In addition, since our supply chain is complex, if we are not, in the future, able to sufficiently verify the origins of these minerals and metals used in our products, our customers could elect to disqualify us as a future supplier.

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

When we take an order denominated in a foreign currency, we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively affected if the local currency strengthens against the dollar before we ship our product. Costs may also be affected by foreign currency fluctuations. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens against the dollar. Conversely, costs will increase if the local currency strengthens against the dollar.

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

We have in the past and may, in the future, experience labor union or workers’ council objections, or labor unrest actions (including possible strikes), when we seek to reduce our workforces in Europe and other regions. Many of our operations are located in countries and regions that have extensive employment regulations that we must comply with in order to reduce our workforce, and we may incur significant costs to complete such exercises. Any of those events could have an adverse effect on our business and operating results.

We continue to evaluate existing restructuring accruals related to restructuring plans previously implemented. As a result, there may be additional restructuring charges or reversals or recoveries of previous charges. We may incur additional restructuring and asset impairment charges in connection with additional restructuring plans adopted in the future. Any such restructuring or asset impairment charges recorded in the future could significantly harm our business and operating results. As of June 30, 2014, accrued restructuring charges amounted to $9.4 million, and we expect to substantially complete the cash severance payments in respect of those accruals within the next twelve months.

IF WE ARE UNABLE TO IMPLEMENT NEW MANUFACTURING TECHNOLOGIES OR FAIL TO ACHIEVE ACCEPTABLE MANUFACTURING YIELDS, OUR BUSINESS WOULD BE HARMED.

Whether demand for semiconductors is rising or falling, we are constantly required by competitive pressures in the industry to implement new manufacturing technologies in order to reduce the geometries of our semiconductors, produce more integrated circuits per wafer and improve our production yields.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.

Our revenue outside the United States accounted for 86% and 87% of our net revenue for the three months ended June 30, 2014 and 2013, respectively, and 85% and 87% of our net revenue for the six months ended June 30, 2014 and 2013, respectively. We expect that revenue derived from international sales will continue to represent a significant portion of net revenue. International sales and operations are subject to a variety of risks, including:

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

As discussed under Note 8 of Notes to Condensed Consolidated Financial Statements, we are currently engaged, directly and indirectly through our subsidiaries Atmel Rousset S.A.S. (“Atmel Rousset”) and Atmel B.V., in two pending litigations, one in France and one in the United States, related to the June 2013 insolvency of the owner of our former manufacturing facility in Rousset, France. Atmel Rousset sold that manufacturing facility, through an arms-length process, in June 2010. In one case, LFoundry Rousset S.A.S. (“LFR”) and its judicially-appointed receivers filed an action against the Company and Atmel B.V. (the “Paris Action”) seeking damages of approximately 135 million Euros in connection with that transaction, as described under “Legal Proceedings - French Insolvency-Related Litigation - LFoundry and Atmel Corporation, et al.” We understand that on July 17, 2014, LFR’s judicially-appointed liquidator signed a request that the Court dismiss LFR’s petition without prejudice. In a second case, filed in the United States District Court for the Southern District of New York (the “New York Action”), LFR and a putative class of LFR employees are seeking substantial damages, based upon the same underlying allegations. We believe the claims in the Paris Action or the New York Action are without merit, specious and defamatory, and have responded and will respond with counterclaims and requests for other appropriate relief. Nonetheless, if LFR and its judicially-appointed representative, or the LFR employee class, were successful in their attempt to recover substantial damages against us in the Paris Action and New York Action, payment of those damages, if payment were ever required or if any damages award were ever capable of enforcement, could have a material adverse effect on our results of operations, financial condition and liquidity.

OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY AFFECT OUR CASH POSITION AND OPERATING CAPITAL.

We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The projected benefit obligation totaled $40.3 million at June 30, 2014 and $38.9 million at December 31, 2013. The plans are unfunded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.5 million in 2014 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

We are required under GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value of our goodwill may not be recoverable. At June 30, 2014, we had $110.0 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2013 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the three months ended June 30, 2014, pursuant to our Stock Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1 - April 30	—	$—	—	$284,509,165
May 1 - May 31	2,473,275	$7.86	2,473,275	$265,060,599
June 1 - June 30	1,092,548	$8.32	1,092,548	$255,966,891
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

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

The following Exhibits have been filed with this Report:

3.1
Amended and Restated Bylaws of Atmel Corporation, effective May 23, 2014 (which is incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on May 29, 2014).

10.1
Amendment No. 3 to the Amended Employment Agreement between the Company and Steven Laub, dated April 8, 2014 (which is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on April 11, 2014.

10.2
Agreement and Plan of Merger by and among Atmel Corporation, Marina MCU Acquisition Corporation, Newport Media, Inc. and Shareholder Representative Services LLC as representative, dated as of July 3, 2014.

10.3
Amendment No. 1 to Credit Agreement, dated as of June 27, 2014, to that certain Credit Agreement, dated as of December 6, 2013 among Atmel Corporation, the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.

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

ATMEL CORPORATION (Registrant)

August 7, 2014	/s/ STEVEN LAUB
Steven Laub
President & Chief Executive Officer
(Principal Executive Officer)

August 7, 2014	/s/ STEVE SKAGGS
Steve Skaggs
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

August 7, 2014	/s/ HUGO DE LA TORRE
Hugo De La Torre
Vice President & Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following Exhibits have been filed with, or incorporated by reference into, this Report:

3.1
Amended and Restated Bylaws of Atmel Corporation, effective May 23, 2014 (which is incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on May 29, 2014).

10.1
Amendment No. 3 to the Amended Employment Agreement between the Company and Steven Laub, dated April 8, 2014 (which is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on April 11, 2014.

10.2
Agreement and Plan of Merger by and among Atmel Corporation, Marina MCU Acquisition Corporation, Newport Media, Inc. and Shareholder Representative Services LLC as representative, dated as of July 3, 2014.

10.3
Amendment No. 1 to Credit Agreement, dated as of June 27, 2014, to that certain Credit Agreement, dated as of December 6, 2013 among Atmel Corporation, the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.

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