Form 10-Q
period 2014-09-30
ATMEL CORP
filed 2014-10-31
CIK 872448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

On October 29, 2014, the Registrant had 417,358,382 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2014

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands, except for per share data)
Net revenue	$374,485	$356,268	$1,067,380	$1,033,227
Operating expenses
Cost of revenue	197,642	212,801	589,309	610,530
Research and development	69,917	66,790	209,751	202,460
Selling, general and administrative	65,324	55,793	194,186	178,282
Acquisition-related charges	7,162	1,685	10,287	5,699
Restructuring charges (credits)	840	8,149	(967)	51,545
Recovery of receivables from foundry suppliers	—	—	—	(522)
Gain on sale of assets	—	—	—	(4,430)
Settlement charges	—	—	—	21,600
Total operating expenses	340,885	345,218	1,002,566	1,065,164
Income (loss) from operations	33,600	11,050	64,814	(31,937)
Interest and other (expense) income, net	(4,731)	1,414	(5,856)	1,028
Income (loss) before income taxes	28,869	12,464	58,958	(30,909)
(Provision for) benefit from income taxes	(11,619)	(7,038)	(20,306)	1,644
Net income (loss)	$17,250	$5,426	$38,652	$(29,265)
Basic net income (loss) per share:
Net income (loss) per share	$0.04	$0.01	$0.09	$(0.07)
Weighted-average shares used in basic net income (loss) per share calculations	418,954	426,621	421,791	427,944
Diluted net income (loss) per share:
Net income (loss) per share	$0.04	$0.01	$0.09	$(0.07)
Weighted-average shares used in diluted net income (loss) per share calculations	420,964	429,639	423,700	427,944

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Net income (loss)	$17,250	$5,426	$38,652	$(29,265)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,993)	7,646	(7,860)	694
Actuarial (losses) gains related to defined benefit pension plans	(18)	80	(56)	49
Unrealized losses on investment arising during period	—	(158)	—	(254)
Reclassification adjustment from sale of investment	—	—	328	—
Total other comprehensive income (loss)	(9,011)	7,568	(7,588)	489
Total comprehensive income (loss)	$8,239	$12,994	$31,064	$(28,776)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013
	(in thousands, except for par value)
ASSETS
Current assets
Cash and cash equivalents	$219,887	$276,881
Short-term investments	—	2,181
Accounts receivable, net of allowance for doubtful accounts of $1,837 and $1,926, respectively	215,830	206,757
Inventories	263,380	274,967
Prepaids and other current assets	91,175	92,234
Total current assets	790,272	853,020
Fixed assets, net of accumulated depreciation of $1,326,478 and $1,300,722, respectively	188,327	184,983
Goodwill	195,005	108,240
Intangible assets, net of accumulated amortization of $54,982 and $47,747, respectively	53,472	28,116
Other assets	171,449	178,167
Total assets	$1,398,525	$1,352,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$110,351	$95,872
Accrued and other liabilities	123,494	155,406
Deferred income on shipments to distributors	48,688	42,594
Total current liabilities	282,533	293,872
Other long-term liabilities	212,205	120,727
Total liabilities	494,738	414,599
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	—	—
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 417,356 at September 30, 2014 and 425,390 at December 31, 2013	417	425
Additional paid-in capital	773,712	838,908
Accumulated other comprehensive income	5,209	12,797
Retained earnings	124,449	85,797
Total stockholders’ equity	903,787	937,927
Total liabilities and stockholders’ equity	$1,398,525	$1,352,526

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(in thousands)
Cash flows from operating activities
Net income (loss)	$38,652	$(29,265)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	43,747	57,086
Loss on impairment of long-lived assets	—	6,734
Recovery of receivables from foundry supplier	—	(522)
Deferred income taxes	(4,439)	3,547
Write-off of equipment deposit	1,730	—
Realized gain on sales of marketable securities	(385)	—
Gain from foundry arrangements	(95)	(3,034)
Accretion of interest on long-term debt	1,313	809
Share-based compensation expense	45,812	30,336
Excess tax benefit on share-based compensation	(1,441)	(1,895)
Non-cash acquisition-related and other charges, net	(2,333)	65
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(7,256)	(9,457)
Inventories	18,551	57,245
Current and other assets	21,579	(31,730)
Trade accounts payable	12,330	(20,983)
Accrued and other liabilities	(32,050)	21,396
Income taxes payable	810	(22,706)
Deferred income on shipments to distributors	6,094	21,096
Net cash provided by operating activities	142,619	78,722
Cash flows from investing activities
Acquisitions of fixed assets	(37,815)	(28,015)
Proceeds from the sale of business	—	5,092
Proceeds from the sale of fixed assets	—	3,100
Sales of marketable securities	3,071	—
Acquisition of businesses, net of cash acquired	(139,580)	(25,852)
Acquisitions of intangible assets	(2,560)	(4,544)
Net cash used in investing activities	(176,884)	(50,219)
Cash flows from financing activities
Proceeds from issuance of debt	90,000	—
Principal repayments on debt	(1,353)	—
Repurchases of common stock	(108,480)	(63,570)
Proceeds from issuance of common stock	13,241	18,084
Tax payments related to shares withheld for vested restricted stock units	(15,709)	(12,427)
Excess tax benefit on share-based compensation	1,441	1,895
Net cash used in financing activities	(20,860)	(56,018)
Effect of exchange rate changes on cash and cash equivalents	(1,869)	2,935
Net decrease in cash and cash equivalents	(56,994)	(24,580)
Cash and cash equivalents at beginning of the period	276,881	293,370
Cash and cash equivalents at end of the period	$219,887	$268,790

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (the “Company” or “Atmel”) and its subsidiaries as of September 30, 2014 and the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. All intercompany balances have been eliminated. Because all of the annual disclosures required by U.S. generally accepted accounting principles ("GAAP") are not included, as permitted by the rules of the Securities and Exchange Commission (the “SEC”), these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The December 31, 2013 year-end balance sheet data was derived from the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, or for the entire year.

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

Inventories are comprised of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Raw materials and purchased parts	$10,870	$9,547
Work-in-progress	186,298	200,434
Finished goods	66,212	64,986
	$263,380	$274,967

Grant Recognition

Subsidy grants from government organizations are amortized as a reduction of expenses over the period in which the related obligations are fulfilled. Recognition of future subsidy benefits will depend on the Company's achievement of certain technical milestones, capital investment, spending goals, employment goals and other requirements.

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

Change in Accounting Estimate

During the first quarter of 2014, the Company revised its accounting estimate for the expected useful life of manufacturing equipment from five years to seven years. In reviewing the useful life of the Company's remaining manufacturing equipment during the fourth quarter of 2013, the Company determined that the adoption of its manufacturing "lite" strategy, the consolidation of its back-end subcontracting activities during the prior several years and the transition of its business to common test platforms had resulted in an extension of the economic life of those assets. Management believes that this change better reflects the expected economic benefits from the use of its manufacturing equipment over time based on an analysis of historical experience and general industry practices. The revised useful life of the manufacturing equipment decreased the Company's depreciation by approximately $4.6 million and $13.8 million for the three and nine months ended September 30, 2014, respectively. This change had the effect of increasing net income by $4.5 million and $8.6 million for the three and nine months ended September 30, 2014, respectively.

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

Note 2 BUSINESS COMBINATIONS
Newport Media, Inc.
On July 31, 2014, the Company completed the acquisition of privately-held Newport Media, Inc. (“NMI”), a provider of low power Wi-Fi and Bluetooth solutions that are expected to enhance the Company’s portfolio of wireless products.
The purchase consideration, net of cash acquired, consisted of $139.6 million payable in cash at closing of the acquisition, subject to working capital adjustments and deductions for specified closing expenses. In addition, the acquisition agreement provides for an aggregate cash earn-out payment of up to $30.0 million payable if specified revenue targets are achieved over the next two years. The Company recorded a liability of $0.4 million as of September 30, 2014, representing the estimated fair value of the earn-out based on the probability of achievement as of the acquisition date.

The total purchase price, before working capital adjustments and deduction for specified closing expenses, of the acquisition equaled:

July 31, 2014
(in thousands)
Cash, including cash acquired of $3.0 million	$142,639
Fair value of earn-out	420
Total purchase price	$143,059

The purchase price was allocated to the identifiable assets and liabilities based on their estimated fair value at the acquisition date. The Company engaged in an independent third party to assist with the determination of the fair value of certain identifiable intangible assets and the earn-out. In determining the fair value of the purchased intangible assets and earn-out, management made various estimates and assumptions from significant unobservable inputs (Level 3). The fair value of purchased identifiable intangible assets was determined using discounted cash flow models from projections prepared by management. The fair value of the earn-out was derived using an option pricing model that includes significant unobservable inputs.

The preliminary purchase price was allocated as of the date of the acquisition as follows:

July 31, 2014
(in thousands)
Current assets	$12,287
Fixed assets	983
Intangible assets acquired:
Distributor and end-customer relationships	3,910
Backlog	1,670
Non-compete agreements	1,000
Trade name	300
Developed technology	10,910
In-process technology	13,690
Goodwill	87,988
Deferred tax assets	16,272
Other long-term assets	945
Current liabilities	(5,490)
Other liabilities assumed	(1,406)
$143,059

Based on the initial determination of the fair value of the assets acquired and liabilities assumed as of the date of acquisition, the Company recorded $88.0 million in goodwill, including workforce, of which $56.7 million is expected to be deductible for tax purposes. The recognition of goodwill primarily related to the expected synergies between the product offerings of NMI and the Company. All of the goodwill recorded was assigned to the Company's Microcontroller segment.
The fair values assigned to tangible and intangible assets acquired and liabilities assumed were estimated based on management’s estimates and assumptions. These estimated fair values     are considered preliminary, although they are based on the most recent information available. The Company expects to finalize the valuation of these assets and liabilities primarily related to working capital accounts, fixed assets, and the valuation of deferred tax assets, as soon as practicable, but no later than one year from the acquisition date.
The following table sets forth the components of the identifiable intangible assets subject to amortization which are being amortized on a straight-line basis over their estimated useful lives:

Intangible assets acquired:	Method of Valuation	Discount Rate Used	Estimated Useful Lives
Distributor and end-customer relationships	Income approach	19% - 24%	0.5 - 3 years
Backlog	Income approach	19%	0.5 year
Non-compete agreements	Income approach	24%	1 - 2 years
Trade name	Income approach	24%	1 year
Developed technology	Income approach	22% - 23%	1 - 5 years
In-process technology	Income approach	25%	5 years (1)
(1) In-process technology is not amortized until the associated project has been completed. Alternatively, if the associated project is determined not to be viable, it will be expensed.

The Company expensed $2.2 million and $2.5 million of advisory, legal, and consulting fees and other costs directly related to the acquisition, which were recorded as acquisition-related charges in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014, respectively. The Company also incurred $5.3 million of one-time bonuses, subject to claw-back and other employment-related terms, for certain employees, which will be recorded ratably through the date on which the bonus is no longer recoverable by the Company. For the three months ended September 30, 2014, the Company recorded $0.9 million of one-time bonus expense as acquisition-related charges in the Condensed Consolidated Statements of Operations.

The Company has included the results of operations of NMI in the Condensed Consolidated Statements of Operations from the closing date of the acquisition. Pro forma results of operations have not been presented because their effects on the Consolidated Statement of Operations were not material.
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

Included in acquisition-related charges for the three and nine months ended September 30, 2014 and 2013, was the amortization of acquired intangible assets amounting to $3.3 million and $5.9 million and $1.3 million and $4.7 million, respectively.

Note 3 INVESTMENTS

Investments at December 31, 2013 primarily included corporate equity securities and an auction-rate security. In the three months ended March 31, 2014, the Company sold its investment in a corporate equity security which resulted in a realized gain of $0.4 million recorded under interest and other income, net in the Condensed Consolidated Statements of Operations.

All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of the auction-rate security as described below. Net unrealized gains and losses that are deemed to be temporary are reported within stockholders’ equity in the Condensed Consolidated Balance Sheets as a component of accumulated other comprehensive income. Unrealized losses that are deemed to be other-than-temporary are recorded in the Condensed Consolidated Statements of Operations in the period such determination is made. Gross realized gains or losses are recorded based on the specific identification method. For each of the three and nine months ended September 30, 2014 and 2013, the Company did not have realized gains or losses on short-term investments other than the $0.4 million gain discussed above. The Company’s investments are further detailed in the table below:

	September 30, 2014		December 31, 2013
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
	(in thousands)
Corporate equity securities	$—	$—	$2,687	$2,181
Auction-rate security	983	1,066	983	1,066
	983	$1,066	3,670	$3,247
Unrealized gains	83		83
Unrealized losses	—		(506)
Net unrealized (losses) gains	83		(423)
Fair value	$1,066		$3,247
Amount included in short-term investments		$—		$2,181
Amount included in other assets		1,066		1,066
		$1,066		$3,247

For the three months ended September 30, 2014, auctions for the Company's sole auction-rate security continued to fail and as a result this security continues to be illiquid. The Company concluded that the $1.1 million auction-rate security is unlikely to be liquidated within the next twelve months and classified this security as a long-term investment, which is included in other assets in the Condensed Consolidated Balance Sheets. This auction-rate security had a contractual maturity greater than 10 years and totaled $1.0 million (at adjusted cost) as of September 30, 2014.

The Company has classified all investments with original maturity dates of 90 days or more as short-term as it has the ability and intent to liquidate them within the year, with the exception of the Company’s remaining auction-rate security, which has been classified as long-term investment and included in other assets in the Condensed Consolidated Balance Sheets.

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

The tables below present the balances of investments measured at fair value on a recurring basis:

	September 30, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$1,260	$1,260	$—

Other assets
Auction-rate security	1,066	—	—	1,066
Investment funds - Deferred compensation plan assets
Institutional money market funds	2,108	2,108	—	—
Fixed income	831	831	—	—
Marketable equity securities	3,428	3,428	—	—
Total institutional funds - Deferred compensation plan	6,367	6,367	—	—
Total other assets	7,433	6,367	—	1,066
Total	$8,693	$7,627	$—	$1,066

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$1,245	$1,245	$—	$—

Short-term investments
Corporate equity securities	2,181	2,181	—	—

Other assets
Auction-rate security	1,066	—	—	1,066
Investment funds - Deferred compensation plan assets
Institutional money market funds	2,225	2,225	—	—
Fixed income	338	338	—	—
Marketable equity securities	3,279	3,279	—	—
Total institutional funds - Deferred compensation plan	5,842	5,842	—	—
Total other assets	6,908	5,842	—	1,066
Total	$10,334	$9,268	$—	$1,066

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

Auction-rate securities are classified within Level 3 because significant assumptions for such securities are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of the Company's total assets as of September 30, 2014.

There were no changes in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2014. There were no transfers between Level 1 and 2 hierarchies for the three and nine months ended September 30, 2014 and the year ended December 31, 2013.

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

The Company may prepay loans under the Credit Agreement at any time, in whole or in part, upon payment of accrued interest and break funding payments, if applicable. The Company may terminate or reduce the Facility at any time without penalty. The obligations under the Facility are guaranteed by certain domestic subsidiaries of the Company, are secured by a pledge of substantially all of the assets of the Company and the guarantors, and include affirmative, negative and financial covenants. Affirmative covenants include, among other things, the delivery of financial statements and other information. Negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, investments and transactions with affiliates. The financial covenants require the Company to maintain compliance with a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in an acceleration of obligations under the Credit Agreement.

On July 29, 2014, the Company borrowed $90.0 million under the Facility to assist with the acquisition of NMI. Interest on the borrowed amounts equals the applicable periodic LIBOR rate, plus 1.25% per annum, and was $0.3 million and $0.5 million for the three and nine months ended September 30, 2014, respectively. The Facility matures on December 6, 2018.

Note 6 STOCKHOLDERS’ EQUITY

Share-Based Compensation

The following table summarizes share-based compensation, net of the amount capitalized in inventory, included in operating results:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Cost of revenue	$1,605	$1,136	$4,892	$4,589
Research and development	4,632	3,100	13,744	10,724
Selling, general and administrative	8,680	3,858	27,176	15,023
Total share-based compensation expense, before income taxes	14,917	8,094	45,812	30,336
Tax benefit	(3,760)	(1,581)	(10,005)	(4,750)
Total share-based compensation expense, net of income taxes	$11,157	$6,513	$35,807	$25,586

Restricted Stock Units, Employee Stock Purchase Plan and Stock Options

In May 2005, Atmel’s stockholders initially approved Atmel’s 2005 Stock Plan (as amended, the “2005 Stock Plan”). On May 9, 2013, Atmel's stockholders approved an amendment to the 2005 Stock Plan to increase the number of shares allocated to the 2005 Stock Plan by 25.0 million shares. As of September 30, 2014, 158.0 million shares had been cumulatively authorized for issuance under the 2005 Stock Plan, and 17.3 million shares remained available for issuance without giving effect to any adjustment that may be required by the terms of the 2005 Stock Plan in respect of shares underlying restricted stock or restricted stock units. Under the 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Restricted stock units generally vest on a quarterly basis over a service period of up to four years from the grant date, although restricted stock unit grants to newly-hired employees generally have a one-year cliff vest equal to one-quarter of the total grant. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options		Weighted-
			Exercise	Average
	Available for Grant	Number of Options	Price per Share	Exercise Price per Share
	(in thousands, except for per share data)
Balances, December 31, 2013	21,245	3,635	$2.13-$10.01	$4.50
Restricted stock units issued	(201)
Plan adjustment for restricted stock units issued	(115)
Restricted stock units cancelled	211
Plan adjustment for restricted stock units cancelled	134
Performance-based restricted stock units cancelled	47
Plan adjustment for performance-based restricted stock units cancelled	29
Options cancelled/expired/forfeited	2	(2)	$4.92-$7.25	$6.02
Options exercised	—	(322)	$2.65-$7.38	$4.30
Balances, March 31, 2014	21,352	3,311	$2.13-$10.01	$4.52
Restricted stock units issued	(330)
Plan adjustment for restricted stock units issued	(188)
Restricted stock units cancelled	532
Plan adjustment for restricted stock units cancelled	327
Performance-based restricted stock units cancelled	2,559
Plan adjustment for performance-based restricted stock units cancelled	1,561
Options cancelled/expired/forfeited	1	(1)	$5.75-$5.75	$5.75
Options exercised	—	(85)	$3.18-$6.28	$4.00
Balances, June 30, 2014	25,814	3,225	$2.13-$10.01	$4.53
Restricted stock units issued	(5,841)
Plan adjustment for restricted stock units issued	(3,330)
Restricted stock units cancelled	366
Plan adjustment for restricted stock units cancelled	227
Performance-based restricted stock units cancelled	28
Plan adjustment for performance-based restricted stock units cancelled	16
Options cancelled/expired/forfeited	—	—	$3.70-$3.70	$3.70
Options exercised	—	(77)	$3.26-$6.28	$4.20
Balances, September 30, 2014	17,280	3,148	$2.13-$10.01	$4.54

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

The table set forth above does not include 1.1 million restricted stock units granted in August 2014 as performance-based restricted stock units since the performance criteria for those performance-based restricted stock units (the performance periods for which will not commence until 2015) had not been established as of September 30, 2014. In addition, the table set forth above does not include 98,504 restricted stock units assumed by the Company in connection with the acquisition of NMI. As of September 30, 2014, and subject to the exclusions referred to in the two preceding sentences, there were 17.3 million shares available for issuance under the 2005 Stock Plan, or 11.0 million shares after giving effect to the applicable ratios under the 2005 Stock Plan for issuances of restricted stock units, as described above.

Restricted Stock Units

Activity related to restricted stock units is set forth below:

	Number of Units	Weighted-Average Grant Date Fair Value
	(in thousands, except for per share data)
Balances, December 31, 2013	21,137	$8.84
Restricted stock units issued	201	8.12
Restricted stock units vested	(1,629)	7.91
Restricted stock units cancelled	(211)	8.02
Performance-based restricted stock units cancelled	(47)	13.83
Balances, March 31, 2014	19,451	$9.08
Restricted stock units issued	330	8.20
Restricted stock units vested	(2,051)	7.81
Restricted stock units cancelled	(532)	7.84
Performance-based restricted stock units cancelled	(2,559)	13.47
Balances, June 30, 2014	14,639	$8.52
Restricted stock units issued	5,841	8.53
Restricted stock units vested	(1,412)	8.20
Restricted stock units cancelled	(366)	8.18
Performance-based restricted stock units cancelled	(28)	7.33
Balances, September 30, 2014	18,674	$8.55

As of September 30, 2014, total unearned share-based compensation related to unvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $123.7 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 2.33 years.

Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying such restricted stock units are not considered issued and outstanding. Upon vesting of restricted stock units, shares withheld by the Company to pay taxes are retired.

The table set forth above does not include 1.1 million restricted stock units granted in August 2014 as performance-based restricted stock units since the performance criteria for those performance-based restricted stock units (the performance periods for which will not commence until 2015) had not been established as of September 30, 2014. In addition, the table set forth above does not include 98,504 restricted stock units assumed by the Company in connection with the acquisition of NMI.

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

Performance metrics for the 2014 Plan are based principally on corporate level and business unit non-GAAP gross margin metrics, calculated at the end of each 2014 calendar quarter (other than the Company’s XSense business unit for which the performance metric will be based on 2014 cumulative calendar year revenue). Vesting of performance-based restricted stock units under the 2014 Plan is expected to commence, assuming achievement of the underlying performance metrics, in the first calendar quarter of 2015. Performance metrics and awards are not cumulative or duplicative (the final award will be based, subject to adjustment, on the highest non-GAAP gross margin achieved during the performance period). Performance-based shares may be credited to participants at the end of any calendar quarter if a non-GAAP gross margin performance metric has been achieved at that quarter end. Additional performance-based shares may be credited for performance that falls between “threshold” and “target” or “target” and “maximum” metrics. In the event that a performance metric is achieved and the applicable non-GAAP gross margin performance metric, in the next succeeding 2014 calendar quarter, falls more than 2% below the previously achieved performance metric, the number of performance-based shares credited to a participant will be adjusted, based on average performance over the affected quarterly periods, to reflect that reduced performance. For participants who are included within the 2014 Plan at any time after January 1, 2014, awards will be pro-rated to reflect the actual time a participant has been an employee of, or a service provider to, the Company. The Company recorded total share-based compensation expense related to performance-based restricted stock units of $0.7 million and $2.7 million under the 2014 Plan in the three and nine months ended September 30, 2014, respectively.

In August 2014, the Company granted 1.1 million performance-based restricted stock units for performance periods that will not commence until 2015. The performance criteria for those performance-based restricted stock units is expected to be established by the Company’s Compensation Committee prior to December 31, 2014.

Employee Stock Purchase Plan

     Under the 2010 Employee Stock Purchase Plan (“2010 ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85% of the fair market value of the common stock at the date of commencement of the six-month offering period or 85% of the fair market value on the last day of the offering period. Purchases are limited to 10% of an employee’s eligible compensation subject to a maximum annual employee contribution limit of $25,000 of the market value of the shares (determined at the time the share is granted) per calendar year. There were 0.9 million and 0.9 million shares purchased under the 2010 ESPP for the three months ended September 30, 2014 and 2013 at an average price per share of $6.73 and $6.10, respectively. There were 1.7 million and 1.9 million shares purchased under the 2010 ESPP for the nine months ended September 30, 2014 and 2013 at an average price per share of $6.59 and $5.52, respectively. Of the 25.0 million shares authorized for issuance under the 2010 ESPP, 18.9 million shares were available for issuance at September 30, 2014.

The fair value of each purchase under the 2010 ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option-pricing model. The following assumptions were utilized to determine the fair value of the 2010 ESPP shares:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Risk-free interest rate	0.06%	0.07%	0.07%	0.10%
Expected life (years)	0.50	0.50	0.50	0.50
Expected volatility	30%	38%	31%	44%
Expected dividend yield	—	—	—	—

The weighted-average fair value per share under the 2010 ESPP for purchase periods beginning in the nine months ended September 30, 2014 and 2013 were $1.65 and $1.49, respectively. Cash proceeds from the issuance of shares under the Company’s ESPP were $11.2 million and $10.6 million for the nine months ended September 30, 2014 and 2013, respectively.

Common Stock Repurchase Program

Atmel’s Board of Directors has, since 2010, authorized an aggregate of $1.0 billion of funding for the Company’s common stock repurchase program. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of the Company’s cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities. As of September 30, 2014, $231.0 million remained available for repurchasing common stock under this program.

During the three and nine months ended September 30, 2014, Atmel repurchased 2.9 million and 13.4 million shares, respectively, of its common stock in the open market at an average repurchase price of $8.50 and $8.09 per share, respectively, excluding commission, and subsequently retired those shares (except for a limited number of shares re-issued to support restricted stock unit grants outside of the U.S.). Common stock and additional paid-in capital were reduced by $25.0 million and $108.5 million, excluding commission, for the three and nine months ended September 30, 2014, respectively, and $34.4 million and $63.6 million for the three and nine months ended September 30, 2013, respectively, as a result of the stock repurchases.

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

	Foreign currency translation adjustments	Defined benefit pension plans	Change in unrealized loss on investments	Total
	(in thousands)
Balance as of December 31, 2013	$14,952	$(2,153)	$(2)	$12,797
Other comprehensive income before reclassifications	(7,860)	—	—	(7,860)
Amounts reclassified from accumulated other comprehensive income	—	(56)	328	272
Net increase in other comprehensive income	(7,860)	(56)	328	(7,588)
Balance as of September 30, 2014	$7,092	$(2,209)	$326	$5,209

Amounts reclassified from accumulated other comprehensive income were mainly related to losses on available-for-sale securities. These reclassifications impacted "interest and other expense, net" in the Condensed Consolidated Statements of Operations.

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

Purchase Commitments

As of September 30, 2014, the Company, or its affiliates, had certain non-cancellable commitments which were not included in the Condensed Consolidated Balance Sheets. These include the outstanding capital purchase commitments of approximately $4.1 million and wafer purchase commitments of approximately $49.9 million.

Contingencies

Legal Proceedings

The Company is party to various legal proceedings. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations and statements of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described below or other legal proceedings that were not deemed material as of September 30, 2014, there exists the possibility of a material adverse effect on the Company's financial position, results of operations and cash flows. The Company has accrued for losses related to litigation that it considers probable and for which the loss can be reasonably estimated. In the event that a probable loss cannot be reasonably estimated, it has not accrued for such losses. Management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. As the Company continues to monitor litigation matters, whether deemed material as of September 30, 2014 or not, its determination could change, and the Company may decide, at some future date, to establish an appropriate reserve.

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
French Insolvency-Related Litigation - LFoundry and Atmel Corporation, et al. On June 26, 2013, LFR filed an insolvency declaration with the Paris Court, as described above under “Legal Proceedings - French Insolvency-Related Litigation - LFoundry

and Atmel Rousset.” On September 6, 2013, LFR’s judicially-appointed receivers submitted a further petition to the Paris Court seeking to hold the Company and its subsidiary Atmel B.V. jointly and severally liable to LFR for damages in the approximate amount of 135.0 million Euros. LFR alleges that the Company and Atmel B.V. defrauded LFR (x) in connection with Atmel Rousset’s 2010 sale of its manufacturing facility to LF, the German parent of LFR, and (y) through their business conduct with LFR after the sale. The Company and Atmel B.V. consider LFR’s claims specious, defamatory and devoid of merits, based on the following facts among others: (a) neither was a party to the sale transaction or the supply agreement executed in conjunction with the transaction; (b) the sale transaction, when consummated in 2010, fully complied with all applicable French laws; (c) the assets transferred by Atmel Rousset to LFR had a net value at the time of sale in excess of 80 million Euros, as confirmed, prior to the sale, by an independent auditor appointed by the Paris Court; (d) LFR assumed no debt in connection with the transaction; (e) LF was, at the time of the transaction, a financially stable and experienced foundry operator; (f) Atmel Rousset’s Workers’ Council (representing all Atmel Rousset employees prior to the sale), after receiving detailed information about LF and the transaction, and the analysis of its own independent financial expert, unanimously approved the transaction; (g) Atmel Rousset (or its affiliates) fully satisfied the commitment to purchase wafers from LFR, as acknowledged by LFR, by mid-2013; (h) in the three years after the sale, LFR received from Atmel Rousset (or present and past affiliates) payments for wafers and other services aggregating more than $400.0 million; and (i) any failure by LFR to diversify its revenue stream or reduce its dependence on Atmel Rousset over the course of three years resulted solely from ineffectual LFR management. On December 26, 2013, LFR suspended operations and commenced a judicially-supervised liquidation. On October 6, 2014, the Paris Court granted a request by LFR’s judicially-appointed liquidator to dismiss LFR’s petition without prejudice.

Southern District of New York Action by LFR and LFR Employees. On March 4, 2014, LFR and Jean-Yves Guerrini, on behalf of himself and a putative class of LFR employees, filed an action in the United States District Court for the Southern District of New York against the Company, Atmel Rousset and LF, LFR’s German parent. The complaint, which seeks significant damages, alleges claims for violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), RICO conspiracy, fraud, tortious interference with contract, trespass to chattels, and to void Atmel Rousset’s 2010 sale of its wafer manufacturing facility to LF, The asserted claims are predicated on the same factual allegations as the matter described above in “French Insolvency-Related Litigation - LFoundry and Atmel Corporation et al.,” and are similarly devoid of merit. On September 30, 2014, the Company moved to dismiss the action. The Company and Atmel Rousset will defend vigorously against these claims, and intend to assert counterclaims and seek other relief, as appropriate.

Individual Labor Actions by former LFR Employees. Approximately 500 former employees of LFR have filed individual labor actions against Atmel Rousset in the labor court in Aix-in-Provence, France. As of September 30, 2014, the claimants had not yet provided the legal arguments underpinning their claims, although management believes each will argue that Atmel Rousset, together with LFR, was their co-employer. Atmel Rousset believes each of these actions is devoid of merit and based substantially on the same specious arguments already rejected in the French Insolvency-Related Litigation-LFoundry and Atmel Rousset. as described above. Atmel Rousset therefore intends to defend vigorously each of these claims.

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

The following table summarizes the activity related to the product warranty liability:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Balance at beginning of period	$3,752	$4,071	$3,686	$4,832
Accrual for warranties during the period, net	942	674	2,787	1,462
Actual costs incurred	(946)	(942)	(2,725)	(2,491)
Balance at end of period	$3,748	$3,803	$3,748	$3,803

Product warranty liability is included in accrued and other liabilities in the Condensed Consolidated Balance Sheets.

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
The following table presents the (provision for) benefit from income taxes and the effective tax rates:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands, except for percentages)
Income (loss) before income taxes	$28,869	$12,464	$58,958	$(30,909)
(Provision for) benefit from income taxes	$(11,619)	$(7,038)	$(20,306)	$1,644
Effective tax rate	40.25%	56.47%	34.44%	5.32%
For the three and nine months ended September 30, 2014, the Company recorded an income tax provision of $11.6 million and $20.3 million, respectively. For the three and nine months ended September 30, 2014, the significant components of the tax provision were from operations in jurisdictions with operating profits. The Company’s effective tax rate for the nine months ended September 30, 2014 was lower than the statutory federal income tax rate of 35%, primarily due to income recognized in lower tax jurisdictions.
For the three and nine months ended September 30, 2013, the Company recorded an income tax expense of $7.0 million and an income tax benefit of $1.6 million, respectively. For the three months ended September 30, 2013, the significant components of the tax provision were from operations in jurisdictions with operating profits. For the nine months ended September 30, 2013, the tax benefit included discrete benefits from restructuring cost incurred in various jurisdictions, settlement charges and the federal research and development tax credit which was reinstated on January 2, 2013 for two years, partially offset by a discrete charge from gain recognized on the sale of the serial flash product line. The Company's effective tax rate for the nine months ended September 30, 2013 was lower than the statutory federal income tax rate of 35%, primarily due to income recognized in lower tax jurisdictions.

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
At September 30, 2014 and December 31, 2013, the Company had $88.0 million and $87.5 million of unrecognized tax benefits, respectively, which, if recognized, would affect the effective tax rate.

Increases or decreases in unrecognized tax benefits could occur over the next 12 months due to tax law changes, unrecognized tax benefits established in the normal course of business, or the conclusion of ongoing tax audits in various jurisdictions around the world. The Company believes that before September 30, 2015, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. If the Company reaches settlement with the tax authorities and/or such statutes of limitation expire, the Company expects to record a corresponding adjustment to the applicable unrecognized tax benefits. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the Company estimates that the range of potential decreases in underlying uncertain tax positions may be between $0 and $5.0 million over the next 12 months, although those estimates are subject to various factors beyond the Company's control. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. The Company regularly assesses its tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.

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

The aggregate net pension expense relating to these two plans are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Service costs	$383	$459	$1,165	$1,371
Interest costs	378	363	1,151	1,085
Amortization of actuarial loss	18	16	56	47
Net pension period cost	$779	$838	$2,372	$2,503

The Company’s net pension period cost for 2014 is expected to be approximately $3.2 million. Cash funding for benefits paid was $0.1 million and $0.3 million for the three and nine months ended September 30, 2014, respectively. The Company expects total contribution to these plans to be approximately $0.5 million in 2014.

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

During the first quarter of 2014, the Company realigned its business segments to better allocate resources and to focus more effectively on core markets.  As a result, the Company created a new reportable segment entitled "Multi-Market and Other" and eliminated the former Application Specific Integrated Circuit (“ASIC”) segment. A summary of each reportable segment follows:

•
Microcontroller. This segment includes AVR® 8-bit and 32-bit products, ARM based products, capacitive touch products, including maXTouch® and QTouch®, 8051 based products, designated wireless products, including low power radio and SOC products that meet Zigbee and Wi-Fi specifications and custom application specific microcontroller products.

•	Nonvolatile Memory. This segment includes electrically erasable programmable read-only ("EEPROM"), erasable programmable read-only memory (“EPROM”) devices and secure cryptographic products.

•	Automotive. This segment includes high voltage, connectivity and mixed signal products for automotive applications and RF identification products.

•	Multi-Market and Other. This segment includes application specific and standard products for aerospace, programmable logic products, foundry business and XSense products.

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

Operating segments are defined by the products they design and sell. They do not sell to each other. The Company’s net revenue and segment (loss) income from operations for each reportable segment is as follows:

Information about Reportable Segments

	Micro- Controller	Nonvolatile Memory	Automotive	Multi-Market and Other	Total
	(in thousands)
Three months ended September 30, 2014
Net revenue from external customers	$264,432	$46,908	$37,273	$25,872	$374,485
Segment income from operations	$36,996	$11,329	$5,689	$850	$54,864
Three months ended September 30, 2013
Net revenue from external customers	$244,061	$43,265	$39,954	$28,988	$356,268
Segment income from operations	$22,531	$8,275	$3,664	$3,446	$37,916

Nine months ended September 30, 2014
Net revenue from external customers	$754,348	$122,739	$114,238	$76,055	$1,067,380
Segment income (loss) from operations	$86,148	$24,413	$15,727	$(608)	$125,680
Nine months ended September 30, 2013
Net revenue from external customers	$719,443	$114,773	$115,752	$83,259	$1,033,227
Segment income from operations	$42,505	$18,439	$6,377	$12,394	$79,715

The Company's primary products are semiconductor integrated circuits, which constitutes a group of similar products. Therefore, it is impracticable to differentiate the revenues from external customers for each product sold. The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.

Reconciliation of Segment Information to Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Total segment income from operations	$54,864	$37,916	$125,680	$79,715
Unallocated amounts:
Share-based compensation expense	(14,917)	(8,094)	(45,812)	(30,336)
Gain (loss) from manufacturing facility damage and shutdown	3,571	—	(3,485)	—
Acquisition-related charges	(7,162)	(1,685)	(10,287)	(5,699)
French building underutilization and other	(822)	—	(3,284)	—
Restructuring (charges) credits	(840)	(8,149)	967	(51,545)
Gain (loss) related to foundry arrangements	454	(8,938)	2,583	(7,424)
Fair value adjustments to inventory from businesses acquired	(1,548)	—	(1,548)	—
Recovery of receivables from foundry supplier	—	—	—	522
Settlement charges	—	—	—	(21,600)
Gain on sale of assets	—	—	—	4,430
Consolidated income (loss) from operations	$33,600	$11,050	$64,814	$(31,937)

Geographic sources of revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
China, including Hong Kong	$115,442	$106,515	$322,724	$312,416
United States	58,969	51,515	162,227	140,909
Germany	51,279	48,414	161,018	148,519
South Korea	31,157	33,164	94,089	113,274
Taiwan	21,566	14,469	51,495	38,265
Singapore	15,208	15,638	43,445	34,433
Japan	10,062	10,119	24,463	29,022
France	3,618	4,811	9,407	22,684
Rest of Europe	34,300	33,294	108,104	90,682
Rest of Asia-Pacific	26,080	32,358	71,862	87,670
Rest of the World	6,804	5,971	18,546	15,353
Total net revenue	$374,485	$356,268	$1,067,380	$1,033,227

Net revenue is attributed to regions based on ship-to locations.

The Company had one distributor that accounted for 15% of net revenue in the three months ended September 30, 2014. The Company had two distributors that accounted for 16% and 10%, respectively, of net revenue in the nine months ended September 30, 2014. No end customer accounted for 10% or more of net revenue in the three and nine months ended September 30, 2014. The Company had one distributor and one customer, each of which accounted for 14% and 11% of net revenue in the three months ended September 30, 2013, respectively, and 13% each of net revenue in the nine months ended September 30, 2013, respectively.

Three distributors accounted for 15%, 12% and 11%, respectively, of accounts receivable at September 30, 2014 and no end customer accounted for 10% or more of accounts receivable at September 30, 2014. Two distributors accounted for 17% and 10%, respectively, of accounts receivable at September 30, 2013.

Physical locations of tangible long-lived assets were as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
United States	$113,303	$104,912
Philippines	35,715	50,472
Germany	20,371	24,244
France	14,663	17,249
Rest of Asia-Pacific	42,122	23,815
Rest of Europe	6,530	7,026
Total	$232,704	$227,718

Excluded from the table above as of September 30, 2014 and December 31, 2013 are goodwill of $195.0 million and $108.2 million, respectively, intangible assets, net, of $53.5 million and $28.1 million, respectively, and deferred income tax assets of $126.0 million and $134.4 million, respectively.

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

Note 13 RESTRUCTURING CHARGES

The following table summarizes the activity related to the accrual for restructuring charges detailed by event:

	Q2'10	Q2'12	Q1'13	Q3'13	Q3'14	Total
	(in thousands)
Balance at January 1, 2014 - Restructuring Accrual	$281	$897	$22,949	$1,314	$—	$25,441
(Credits) charges – Employee termination costs, net of change in estimate	—	—	—	(224)	—	(224)
Payments – Employee termination costs	—	(383)	(7,426)	(471)	—	(8,280)
Foreign exchange (gain) loss	—	—	(28)	5	—	(23)
Balance at March 31, 2014 - Restructuring Accrual	$281	$514	$15,495	$624	$—	$16,914
(Credits) charges – Employee termination costs, net of change in estimate	—	—	(1,703)	120	—	(1,583)
Payments – Employee termination costs	—	(217)	(5,154)	(547)	—	(5,918)
Foreign exchange (gain) loss	—	—	(20)	—	—	(20)
Balance at June 30, 2014 - Restructuring Accrual	$281	$297	$8,618	$197	$—	$9,393
(Credits) charges – Employee termination costs, net of change in estimate	—	—	(161)	(188)	1,189	840
Non-cash – Other	—	—	—	—	(71)	(71)
Payments – Employee termination costs	—	(169)	(2,821)	—	—	(2,990)
Foreign exchange (gain) loss	—	—	(47)	—	(66)	(113)
Balance at September 30, 2014 - Restructuring Accrual	$281	$128	$5,589	$9	$1,052	$7,059

	Q2'10	Q2'12	Q4'12	Q1'13	Q3'13	Total
	(in thousands)
Balance at January 1, 2013 - Restructuring Accrual	$439	$7,418	$8,365	$—	$—	$16,222
(Credits) charges – Employee termination costs, net of change in estimate	—	—	(460)	42,821	—	42,361
Charges – Other	—	—	—	453	—	453
Payments – Employee termination costs	—	(2,481)	(3,833)	(1,053)	—	(7,367)
Payments – Other	—	—	(45)	(453)	—	(498)
Foreign exchange (gain) loss	—	—	(16)	—	—	(16)
Balance at March 31, 2013 - Restructuring Accrual	$439	$4,937	$4,011	$41,768	$—	$51,155
(Credits) charges – Employee termination costs, net of change in estimate	—	180	(540)	942	—	582
Payments – Employee termination costs	(158)	(812)	(1,860)	(5,853)	—	(8,683)
Payments – Other	—	—	(185)	—	—	(185)
Foreign exchange (gain) loss	—	—	—	140	—	140
Balance at June 30, 2013 - Restructuring Accrual	$281	$4,305	$1,426	$36,997	$—	$43,009
(Credits) charges – Employee termination costs, net of change in estimate	—	—	(264)	6,957	1,456	8,149
Payments – Employee termination costs	—	(1,462)	(222)	(8,630)	(21)	(10,335)
Payments – Other	—	—	—	(6,688)	—	(6,688)
Foreign exchange (gain) loss	—	—	—	440	—	440
Balance at September 30, 2013 - Restructuring Accrual	$281	$2,843	$940	$29,076	$1,435	$34,575

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

2014 Restructuring Charges

For the three months ended September 30, 2014, the Company recorded restructuring charges of $1.1 million primarily related to workforce reductions in France intended to align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability.

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

The Company anticipates all affected employees will cease active service on or before the end of the fourth quarter of 2015. The Company is not expecting significant changes to the plan or material modifications or changes after implementation.

The restructuring charges recorded in the first quarter of 2013 also included $0.9 million related to U.S. and other countries.

The restructuring accrual is expected to be substantially paid out by the end of 2015.

Restructuring charges recorded in the third quarter of 2013 were primarily related to the impairment in value of the Company’s buildings located in France and Greece amounting to $5.1 million and $1.6 million, respectively, and workforce reductions in the U.S. and Norway amounting to $1.5 million. The workforce reductions were designed to align the Company's global operating expenses with macroeconomic conditions and revenue outlook, and to improve operational efficiency, competitiveness and business profitability.

Note 14 SETTLEMENT CHARGES

In the three months ended March 31, 2013, the Company recorded settlement charges of $21.6 million related to legal settlements undertaken in connection with actual, contemplated or anticipated litigation, or activities undertaken in preparation for, or anticipation of, possible litigation related to intellectual property.

Note 15 NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands, except per share data)
Net income (loss)	$17,250	$5,426	$38,652	$(29,265)
Weighted-average shares - basic	418,954	426,621	421,791	427,944
Dilutive effect of incremental shares and share equivalents	2,010	3,018	1,909	—
Weighted-average shares - diluted	420,964	429,639	423,700	427,944
Net income (loss) per share:
Basic
Net income (loss) per share - basic	$0.04	$0.01	$0.09	$(0.07)
Diluted
Net income (loss) per share - diluted	$0.04	$0.01	$0.09	$(0.07)

The following table summarizes securities that were not included in the “Weighted-average shares - diluted” used for calculation of diluted net income (loss) per share, as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Employee stock options and restricted stock units outstanding	4,167	10,219	5,381	15,081

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

This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2014 and beyond. Such forward looking statements include, but are not limited to, statements about: the expansion of the market for microcontrollers, revenue for our maXTouch products, expectations for our XSense products, our gross margin expectations and trends, anticipated revenue by geographic area and the ongoing transition of our revenue base to Asia, expectations or trends involving our operating expenses, capital expenditures, cash flow and liquidity, our factory utilization rates, the effect and timing of new product introductions, our ability to access independent foundry capacity and the corresponding financial condition and operational performance of those foundry partners, including insolvencies of, and litigation related to European foundry suppliers, the effects of our strategic transactions and restructuring efforts, the estimates we use in respect of the amount and/or timing for expensing unearned share-based compensation and similar estimates related to our performance-based restricted stock units, our expectations regarding tax matters and related tax audits, the outcome of litigation (including intellectual property litigation in which we may be involved or in which our customers may be involved, especially in the mobile device sector) and the effects of exchange rates and our ongoing efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A - Risk Factors, and elsewhere in this Form 10-Q. Generally, the words “may,” “will,” “could,” “should,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-Q is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements in this Form 10-Q.
OVERVIEW

     We are one of the world’s leading designers, developers and suppliers of microcontrollers, which are self-contained computers-on-a-chip. Microcontrollers are generally less expensive, consume less power and offer enhanced programming capabilities compared to traditional microprocessors. Our microcontrollers and related products are used in many of the world’s leading industrial and automotive electronics, mobile computing and communications devices, including smartphones, tablets and personal computers, and other electronics products in which they provide core, embedded processing functionalities for, among other things, touch and proximity sensing, sensor management, security and encryption, wireless connectivity, lighting and system controls and battery management. Our recently completed acquisition of Newport Media, Inc. allows us to add 802.11n Wi-Fi and Bluetooth technologies to our broad portfolio of wireless solutions. With our microcontroller, encryption and wireless technologies, and the systems, combinations and modules we can offer with those stand-alone or integrated capabilities, we believe that we have a compelling set of products for the so-called “Internet of Things,” where smart, connected devices and appliances must seamlessly and securely share data and information. These products are also well suited for the quickly evolving “wearables” sector, where our microcontrollers may be used to manage multiple accelerometers or sensors within a device, to communicate information from that device to a gateway, or to track or monitor other activities. In parallel, we continue to enable and enhance human computer interaction by leveraging our market leading capacitive touch products, our microcontroller know-how and our significant intellectual property ("IP") portfolio. We continuously seek new market opportunities that benefit from our corporate and technology strengths, as we did when we launched our XSense product, a proprietary metal mesh technology for touch sensors. Beyond these evolving market sectors, we also design and sell other semiconductor products that complement our microcontroller business, including nonvolatile memory, radio frequency and mixed-signal components and application specific integrated circuits. Our product portfolio allows us to address a broad range of high growth applications, including, for example, industrial, building and home electronics systems, smart meters used for utility monitoring and billing, commercial, residential and architectural LED-based lighting systems, touch panels used on household and industrial appliances, medical devices, aerospace and military products and systems, and a growing universe of electronic-based automotive systems where semiconductor content continues to grow rapidly. . We expect the market for microcontrollers to continue to expand over time as tactile, gesture and proximity-based user interfaces become increasingly prevalent, as additional intelligence is built into an ever-growing universe of everyday products for the “Internet of Things” or integrated within “wearable” devices, as industrial and automotive customers accelerate the replacement of mechanical or passive controls in their products, and as power management, authentication, cryptographic, security and similar capabilities become increasingly critical to many industrial, automotive, consumer and medical products.

RESULTS OF OPERATIONS

	Three Months Ended				Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	(in thousands, except for percentage of net revenue)
Net revenue	$374,485	100%	$356,268	100%	$1,067,380	100%	$1,033,227	100%
Gross margin	176,843	47%	143,467	40%	478,071	45%	422,697	41%
Research and development	69,917	19%	66,790	19%	209,751	20%	202,460	20%
Selling, general and administrative	65,324	17%	55,793	16%	194,186	18%	178,282	17%
Acquisition-related charges	7,162	2%	1,685	—%	10,287	1%	5,699	1%
Restructuring (credits) charges	840	—%	8,149	2%	(967)	—%	51,545	5%
Recovery of receivables from foundry supplier	—	—%	—	—%	—	—%	(522)	—%
Gain on sale of assets	—	—%	—	—%	—	—%	(4,430)	—%
Settlement charges	—	—%	—	—%	—	—%	21,600	2%
Income (loss) from operations	$33,600	9%	$11,050	3%	$64,814	6%	$(31,937)	(3)%

Net Revenue

Our net revenue totaled $374.5 million for the three months ended September 30, 2014, an increase of 5%, or $18.2 million, from $356.3 million in net revenue for the three months ended September 30, 2013. Our net revenue totaled $1,067.4 million for the nine months ended September 30, 2014, an increase of 3%, or $34.2 million, from $1,033.2 million in net revenue for the nine months ended September 30, 2013. Our revenue for the three and nine months ended September 30, 2014 was higher than the three and nine months ended September 30, 2013 primarily due to revenue growth in the microcontroller and nonvolatile memory segments.

Net Revenue — By Operating Segment

Our net revenue by operating segment is summarized as follows:

	Three Months Ended
	September 30, 2014	September 30, 2013	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$264,432	$244,061	$20,371	8%
Nonvolatile Memory	46,908	43,265	3,643	8%
Automotive	37,273	39,954	(2,681)	(7)%
Multi-Market and Other	25,872	28,988	(3,116)	(11)%
Total net revenue	$374,485	$356,268	$18,217	5%

	Nine Months Ended
	September 30, 2014	September 30, 2013	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$754,348	$719,443	$34,905	5%
Nonvolatile Memory	122,739	114,773	7,966	7%
Automotive	114,238	115,752	(1,514)	(1)%
Multi-Market and Other	76,055	83,259	(7,204)	(9)%
Total net revenue	$1,067,380	$1,033,227	$34,153	3%

Microcontroller

Microcontroller segment net revenue increased 8% to $264.4 million for the three months ended September 30, 2014 compared to $244.1 million for the three months ended September 30, 2013. Microcontroller segment net revenue increased 5% to $754.3 million for the nine months ended September 30, 2014 compared to $719.4 million for the nine months ended

September 30, 2013. Microcontroller net revenue represented 71% of total net revenue for each of the three and nine months ended September 30, 2014. Microcontroller net revenue represented 69% and 70% of total net revenue for the three and nine months ended September 30, 2013, respectively. Revenue increased primarily as a result of stronger demand from the industrial, automotive and communications end markets and the inclusion of revenue from NMI.

Nonvolatile Memory

Nonvolatile Memory segment net revenue increased 8% to $46.9 million for the three months ended September 30, 2014 compared to $43.3 million for the three months ended September 30, 2013. Nonvolatile Memory segment net revenue increased 7% to $122.7 million for the nine months ended September 30, 2014 compared to $114.8 million for the nine months ended September 30, 2013. The increase was mainly due to stronger demand for our EEPROM products and secure cryptographic products.

Automotive

Automotive segment net revenue decreased 7% to $37.3 million for the three months ended September 30, 2014 compared to $40.0 million for the three months ended September 30, 2013. Automotive segment net revenue decreased 1% to $114.2 million for the nine months ended September 30, 2014 from $115.8 million for the nine months ended September 30, 2013. This decrease was primarily related to a decline in our legacy products that are approaching end-of-life, partially offset by an increase in demand for our RF automotive products.

Multi-Market and Other

Multi-Market and Other segment net revenue decreased to $25.9 million for the three months ended September 30, 2014 compared to $29.0 million for the three months ended September 30, 2013. Multi-Market and Other segment net revenue decreased to $76.1 million for the nine months ended September 30, 2014 compared to $83.3 million for the nine months ended September 30, 2013. The decrease resulted primarily from a decline in our Aerospace business.
Net Revenue by Geographic Area
Our net revenue by geographic area for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, is summarized in the table below. Revenue is attributed to regions based on the location to which we ship. See Note 11 of Notes to Condensed Consolidated Financial Statements for further discussion.

	Three Months Ended
	September 30, 2014	September 30, 2013	Change	% Change
	(in thousands, except for percentages)
Asia	$219,515	$212,263	$7,252	3%
Europe	89,197	86,519	2,678	3%
United States	58,969	51,515	7,454	14%
Other*	6,804	5,971	833	14%
Total net revenue	$374,485	$356,268	$18,217	5%

	Nine Months Ended
	September 30, 2014	September 30, 2013	Change	% Change
	(in thousands, except for percentages)
Asia	$608,078	$615,080	$(7,002)	(1)%
Europe	278,529	261,885	16,644	6%
United States	162,227	140,909	21,318	15%
Other*	18,546	15,353	3,193	21%
Total net revenue	$1,067,380	$1,033,227	$34,153	3%

_________________________________________
*  Primarily includes South Africa, and Central and South America

Net revenue outside the United States accounted for 84% and 85% of our net revenue for the three and nine months ended September 30, 2014, respectively, and 86% of our net revenue for both the three and nine months ended September 30, 2013.

Our net revenue in Asia increased $7.3 million, or 3%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The increase resulted primarily from stronger demand in the industrial, automotive and communications end markets in Asia. Net revenue in Asia decreased $7.0 million, or 1%, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The decrease was primarily due to weaker demand for the mobility and consumer end markets, partially offset by stronger demand for the industrial end market. Net revenue for the Asia region was 59% and 57% of total net revenue for three and nine months ended September 30, 2014, respectively, compared to 60% of total net revenue for both the three and nine months ended September 30, 2013.

Our net revenue in Europe increased $2.7 million, or 3% for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Net revenue in Europe increased $16.6 million, or 6%, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The increase resulted primarily from stronger demand in the automotive and consumer end markets. Net revenue for the Europe region was 24% and 26% of total net revenue for the three and nine months ended September 30, 2014, respectively, compared to 24% and 25% of total net revenue for the three and nine months ended September 30, 2013, respectively.

Our net revenue in the United States increased by $7.5 million, or 14%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013 and increased by $21.3 million, or 15%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to increased demand in the automotive, consumer and industrial end markets. Net revenue for the U.S. region was 16% and 15% of total net revenue for the three and nine months ended September 30, 2014, respectively, compared to 14% of total net revenue for both the three and nine months ended September 30, 2013.

Revenue and Costs — Impact from Changes to Foreign Exchange Rates

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies were 19% and 21% of our total net revenue for the three months ended September 30, 2014 and 2013, respectively, and 21% and 22% of our total net revenue for the nine months ended September 30, 2014 and 2013, respectively.

Costs denominated in foreign currencies were 17% and 18% of our total costs for the three months ended September 30, 2014 and 2013, respectively, and 18% of our total costs for each of the nine months ended September 30, 2014 and 2013.

For the three months ended September 30, 2014, changes in foreign exchange rates had a favorable overall effect on our operating results. Our net revenue for the three months ended September 30, 2014 would have been approximately $1.3 million lower had the average exchange rate in the three months ended September 30, 2014 remained the same as the average exchange rate in effect for the three months ended September 30, 2013. Our income from operations would have been approximately $0.4 million lower had the average exchange rate in the three months ended September 30, 2014 remained the same as the average exchange rate in the three months ended September 30, 2013.

For the nine months ended September 30, 2014, changes in foreign exchange rates had a favorable overall effect on our operating results. Our net revenue for the nine months ended September 30, 2014 would have been approximately $7.7 million lower had the average exchange rate in the nine months ended September 30, 2014 remained the same as the average exchange rate in effect for the nine months ended September 30, 2013. Our income from operations would have been approximately $4.5 million lower had the average exchange rate in the nine months ended September 30, 2014 remained the same as the average exchange rate in the nine months ended September 30, 2013.

Gross Margin

Gross margin was 47.2% and 44.8% for the three and nine months ended September 30, 2014, respectively, compared to 40.3% and 40.9% for the three and nine months ended September 30, 2013, respectively, primarily due to manufacturing cost improvements and conclusion of our legacy “take-or-pay” wafer supply agreements. These improvements were partially offset by a $3.5 million loss, net of insurance recovery, related to the manufacturing facility damage and unplanned shutdown at our Colorado Springs plant that occurred in December 2013 and continued into early 2014. We expect to realize further gross margin benefit through the remainder of 2014 from ongoing cost reductions and improved utilization.

Inventory decreased to $263.4 million at September 30, 2014 from $275.0 million at December 31, 2013, primarily from a reduction in inventory build related to the conclusion of our legacy "take-or-pay" wafer supply agreements and improved alignment, throughout the first nine months of 2014, between customer demand and inventory on hand.

For the nine months ended September 30, 2014, we manufactured approximately 57% of our products in our own wafer fabrication facility compared to 51% for the nine months ended September 30, 2013.

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

Research and Development

Research and development ("R&D") expenses increased 5%, or $3.1 million, to $69.9 million for the three months ended September 30, 2014 from $66.8 million for the three months ended September 30, 2013. R&D expenses increased 4%, or $7.3 million, to $209.8 million for the nine months ended September 30, 2014 from $202.5 million for the nine months ended September 30, 2013. R&D expenses increased, compared to the same period in 2013, as we did not meet our performance targets under our expired 2011 Long-Term Incentive Plan, which resulted in the reversal of share-based compensation expense allocated to R&D in the three and nine month periods ended September 30, 2013. As a percentage of net revenue, R&D expenses totaled 19% and 20% for the three and nine months ended September 30, 2014, respectively, compared to 19% and 20% for the three and nine months ended September 30, 2013, respectively. We believe that continued strategic investments in R&D, primarily related to new product and process development are essential for us to remain competitive in the markets we serve.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased 17%, or $9.5 million, to $65.3 million for the three months ended September 30, 2014 from $55.8 million for the three months ended September 30, 2013. SG&A expenses increased 9%, or $15.9 million, to $194.2 million for the nine months ended September 30, 2014 from $178.3 million for the nine months ended September 30, 2013. The increase of SG&A expenses, compared to the same period in 2013, primarily related to the reversal of share-based compensation expense allocated to SG&A in the three and nine month periods ended September 30, 2013 as we did not meet our performance targets under our expired 2011 Long-Term Incentive Plan. As a percentage of net revenue, SG&A expenses totaled 17% and 18% for the three and nine months ended September 30, 2014, compared to 16% and 17% for the three and nine months ended September 30, 2013.

Share-Based Compensation

We primarily issue restricted stock units to our employees as equity compensation. Employees may also participate in an Employee Stock Purchase Program ("ESPP") that offers the ability to purchase stock through payroll withholdings at a discount to the market price. We did not issue stock options to our employees as equity compensation during the three and nine months ended September 30, 2014 and 2013. Share-based compensation expense for any stock options and ESPP shares is based on the fair value of the award at the measurement date (grant date). The compensation amount for those options is calculated using a Black-Scholes option valuation model.

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

The following table summarizes share-based compensation, net of the amount capitalized in inventory included in operating results:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Cost of revenue	$1,605	$1,136	$4,892	$4,589
Research and development	4,632	3,100	13,744	10,724
Selling, general and administrative	8,680	3,858	27,176	15,023
Total share-based compensation expense, before income taxes	14,917	8,094	45,812	30,336
Tax benefit	(3,760)	(1,581)	(10,005)	(4,750)
Total share-based compensation expense, net of income taxes	$11,157	$6,513	$35,807	$25,586

In December 2013, we adopted the Atmel 2014 Long-Term Performance-Based Incentive Plan (the “2014 Plan”), which provides for the grant of performance-based restricted stock units to Company participants. Performance metrics for the 2014 Plan are based principally on corporate level and business unit non-GAAP gross margin metrics, calculated at the end of each 2014 calendar quarter. Vesting of performance-based restricted stock units under the 2014 Plan is expected to commence, assuming achievement of the underlying performance metrics, in the first calendar quarter of 2015. We recorded total share-based compensation expense related to performance-based restricted stock units of $0.7 million and $2.7 million under the 2014 Plan in the three and nine months ended September 30, 2014, respectively.

Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding.

Acquisition-Related Charges

We recorded total acquisition-related charges of $7.2 million and $10.3 million for the three and nine months ended September 30, 2014, respectively, compared to $1.7 million and $5.7 million for the three and nine months ended September 30, 2013, respectively.

Included in those acquisition-related charges for the three months ended September 30, 2014 and 2013, was the amortization of intangible assets amounting to $3.3 million and $1.3 million, respectively, of which $1.2 million and $0.7 million, respectively, pertained to developed technology. The amortization of intangible assets for the nine months ended September 30, 2014 and 2013, was $5.9 million and $4.7 million, respectively, of which $2.6 million and $2.3 million, respectively, pertained to developed technology. We estimate that charges related to amortization of intangible assets will be approximately $4.2 million for the remainder of 2014.

We also recorded other compensation related charges for these acquisitions of $1.1 million and $0.4 million for the three months ended September 30, 2014 and September 30, 2013, respectively, and $1.6 million and $1.0 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.

We expensed $2.2 million and $2.5 million of advisory, legal, and consulting fees and other costs directly related to the acquisition of NMI, which were recorded in the acquisition-related charges for the three and nine months ended September 30, 2014, respectively.

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

2014 Restructuring Charges

For the three months ended September 30, 2014, we recorded restructuring charges of $1.1 million primarily related to workforce reductions in France intended to align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability.

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

We anticipate all affected employees will cease active service on or before the end of the fourth quarter of 2015. We are not expecting significant changes to the plan or material modifications or changes after implementation.

The restructuring charges recorded in the first quarter of 2013 also included $0.9 million related to the U.S. and other countries.

The restructuring accrual is expected to be substantially paid out by the end of 2015.

Restructuring charges recorded in the third quarter of 2013 were primarily related to the impairment in value of our buildings located in France and Greece amounting to $5.1 million and $1.6 million, respectively, and workforce reductions in the U.S. and Norway amounting to $1.5 million. The workforce reductions were designed to align our global operating expenses with macroeconomic conditions and revenue outlook, and to improve operational efficiency, competitiveness and business profitability.

Based on the information available to us as of the date of this Form 10-Q, the dates on which employees affected by the restructuring are currently expected to cease their service with us, and assuming the absence of material labor discord, litigation or other unforeseen issues arising with respect to those matters, we believe that the estimated annual savings as a result of the restructuring actions will be approximately $42.5 million to $51.0 million, comprising approximately $17.0 million to $20.5 million from cost of sales, approximately $17.0 million to $20.0 million from research and development expense and approximately $8.5 million to $10.5 million from selling, general and administrative expense. Actual savings realized may differ, however, if our assumptions are incorrect or if other unanticipated events occur. Savings may also be offset, or additional expenses incurred, if, and when, we make additional investments in labor, materials or capital in our business in the future. Savings achieved in connection with one series of restructuring activities may not necessarily be indicative of savings that may be realized in other restructuring activities nor may the timing of savings realized in connection with our restructuring actions be similar to, or consistent with, the timing of benefits realized in other restructuring activities that we may undertake at any time.

Settlement

In the three months ended March 31, 2013, we recorded settlement charges of $21.6 million related to legal settlements undertaken in connection with actual, contemplated or anticipated litigation, or activities undertaken in preparation for, or anticipation of, possible litigation related to intellectual property.

Interest and Other Expense, Net

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Interest and other (expense) income	$(1,796)	$854	$(1,706)	$1,394
Interest expense	(731)	(519)	(1,722)	(1,799)
Foreign exchange transaction (losses) gains	(2,204)	1,079	(2,428)	1,433
Total	$(4,731)	$1,414	$(5,856)	$1,028

Interest and other expense, net, resulted in expense of $4.7 million and $5.9 million for the three and nine months ended September 30, 2014, respectively, compared to an income of $1.4 million and $1.0 million for the three and nine months ended September 30, 2013, respectively, primarily due to higher interest and other expense and higher net foreign exchange losses. Included in interest and other expense, net, was our proportionate share of losses from an investment in a privately-held company that provides facilities services to our site in Heilbronn Germany; these losses were accounted for under the equity method and equaled $1.8 million and $2.1 million for the three and nine months ended September 30, 2014, respectively. We continue to have balance sheet exposures in foreign currencies subject to exchange rate fluctuations and may incur further gains or losses in the future as a result of such foreign exchange exposures.

Provision for Income Taxes
For the three and nine months ended September 30, 2014, we recorded an income tax provision of $11.6 million and $20.3 million, respectively. For the three and nine months ended September 30, 2014, the significant components of the tax provision were from operations in jurisdictions with operating profits. Our effective tax rate for the nine months ended September 30, 2014 was lower than the statutory federal income tax rate of 35%, primarily due to income recognized in lower tax jurisdictions.
For the three and nine months ended September 30, 2013, we recorded an income tax provision of $7.0 million and an income tax benefit of $1.6 million, respectively. For the three months ended September 30, 2013, the significant components of the tax provision were from operations in jurisdictions with operating profits. For the nine months ended September 30, 2013, the tax benefit included discrete benefits from restructuring costs incurred in various jurisdictions, settlement charges and the federal research and development tax credit which was reinstated on January 2, 2013 for two years, partially offset by a discrete charge from gain recognized on the sale of the serial flash product line. Our effective tax rate for the nine months ended September 30, 2013 was lower than the statutory federal income tax rate of 35%, primarily due to income recognized in lower tax jurisdictions.

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
At September 30, 2014 and December 31, 2013, we had $88.0 million and $87.5 million of unrecognized tax benefits, respectively, which, if recognized, would affect the effective tax rate.
Increases or decreases in unrecognized tax benefits could occur over the next 12 months due to tax law changes, unrecognized tax benefits established in the normal course of business, or the conclusion of ongoing tax audits in various jurisdictions around the world. We believe that before September 30, 2015, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. If we reach settlement with the tax authorities and/or such statutes of limitation expire, we expect to record a corresponding adjustment to the applicable unrecognized tax benefits. Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, we estimate that the range of potential decreases in underlying uncertain tax positions may be between $0 and $5.0 million over the next 12 months, although those estimates are subject to various factors beyond our control. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. We regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business.

Liquidity and Capital Resources

At September 30, 2014, we had $219.9 million of cash, cash equivalents and short-term investments, compared to $279.1 million at December 31, 2013. The decrease in cash balances in the nine months ended September 30, 2014 resulted primarily from our acquisition of NMI, the acquisition of fixed assets, timing of vendor payables and customer receivables and common stock repurchases. Our current asset to liability ratio, calculated as total current assets divided by total current liabilities, was 2.80 at September 30, 2014 compared to 2.90 at December 31, 2013. Working capital, calculated as total current assets less total current liabilities, decreased to $507.7 million at September 30, 2014, compared to $559.1 million at December 31, 2013. Cash provided by operating activities was $142.6 million for the nine months ended September 30, 2014 compared to cash provided by operating activities of $78.7 million for the nine months ended September 30, 2013, and capital expenditures totaled $37.8 million and $28.0 million for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, of the $219.9 million aggregate cash and cash equivalents held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $193.8 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

Senior Secured Revolving Credit Facility

On July 29, 2014, we borrowed $90.0 million under the Facility to assist with the acquisition of NMI. Interest on the borrowed amount equals the applicable periodic LIBOR rate, plus 1.25% per annum, and was $0.3 million and $0.5 million for the three and nine months ended September 30, 2014, respectively. The Facility matures on December 6, 2018.  As of the date of this Form 10-Q, we were in compliance with all financial covenants.

Operating Activities

Net cash provided by operating activities was $142.6 million for the nine months ended September 30, 2014, compared to cash provided by operating activities of $78.7 million for the nine months ended September 30, 2013. Net cash provided by operating activities for the nine months ended September 30, 2014 was determined primarily by adjusting net income of $38.7 million for non-cash depreciation and amortization charges of $43.7 million and share-based compensation charges of $45.8 million.

Accounts receivable increased by 4% or $9.1 million to $215.8 million at September 30, 2014, from $206.8 million at December 31, 2013. The average number of days of accounts receivable outstanding was 52 days for the three months ended September 30, 2014 compared to 53 days for the three months ended December 31, 2013.

Inventories decreased to $263.4 million at September 30, 2014 from $275.0 million at December 31, 2013. Inventories consist of raw wafers, purchased foundry wafers, work-in-progress and finished units. Our number of days of inventory decreased to 121 days for the three months ended September 30, 2014 from 124 days for the three months ended December 31, 2013.

Accrued and other liabilities decreased to $123.5 million at September 30, 2014 from $155.4 million at December 31, 2013. The decrease was primarily due to the timing of bonus payments and cash payments related to restructuring plans.

Investing Activities

Net cash used in investing activities was $176.9 million and $50.2 million for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, we paid $139.6 million in cash for the acquisition of NMI and $37.8 million for acquisitions of fixed assets as compared to cash used of $28.0 million in the nine months ended September 30, 2013. For the nine months ended September 30, 2014, we sold marketable securities for total proceeds of $3.1 million. For the nine months ended September 30, 2013, we paid $25.9 million for acquisitions of businesses, net of cash acquired and received $5.1 million representing proceeds from the sale of inventory in relation to the disposal of a business.

We anticipate expenditures for capital purchases in 2014 to be higher than expenditures in 2013, and to be used principally to maintain existing manufacturing operations and improve our IT systems.

Financing Activities

Net cash used in financing activities was $20.9 million and $56.0 million for the nine months ended September 30, 2014 and 2013, respectively. The cash used was primarily related to stock repurchases of $108.5 million in the nine months ended September 30, 2014, compared to $63.6 million in the nine months ended September 30, 2013 and tax payments related to shares withheld for vested restricted stock units of $15.7 million for the nine months ended September 30, 2014, compared to $12.4 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we borrowed $90.0 million under the Facility to assist with the acquisition of NMI and repurchased 13.4 million shares of our common stock in the open market and subsequently retired those shares under our existing stock repurchase program (except for a limited number of shares used for restricted stock grants in foreign jurisdictions for local, foreign tax benefit). As of September 30, 2014, $231.0 million remained available for repurchases under this program. Proceeds from the issuance of common stock related to exercises of stock options and our employee stock purchase plan totaled $13.2 million and $18.1 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Change in Accounting Estimate

During the first quarter of 2014, we revised our accounting estimate for the expected useful life of manufacturing equipment from five years to seven years. In reviewing the useful life of our remaining manufacturing equipment during the fourth quarter of 2013, we determined that the adoption of our manufacturing "lite" strategy, the consolidation of our back-end subcontracting activities during the prior several years and the transition of our business to common test platforms had resulted in an extension of the economic life of those assets. We believe that this change better reflects the expected economic benefits from the use of our manufacturing equipment over time based on an analysis of historical experience and general industry practices. The revised useful life of the manufacturing equipment decreased depreciation by approximately $4.6 million and $13.8 million for the three and nine months ended September 30, 2014, respectively. This change had the effect of increasing net income by $4.5 million and $8.6 million for the three and nine months ended September 30, 2014, respectively. As the inventory turns, the quarterly benefit of the depreciation change will be recognized. The total estimated reduction in depreciation for the year 2014 is approximately $18.0 million. The savings from the change in depreciation decreases to zero by the end of 2015.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available-for-sale, and consequently record them in the Condensed Consolidated Balance Sheets at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through September 30, 2014.

Foreign Currency Risk

When we take an order denominated in a foreign currency we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be affected by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, all costs will increase if the local currency strengthens against the dollar. This impact is determined assuming that all foreign currency denominated transactions that occurred for the nine months ended September 30, 2014 were recorded using the average foreign currency exchange rates in the nine months ended September 30, 2013. We do not use derivative instruments to hedge our foreign currency risk.

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies was 19% and 21% of our total net revenue for the three months ended September 30, 2014 and 2013, respectively, and 21% and 22% of our total net revenue for the nine months ended September 30, 2014 and 2013, respectively.

Costs denominated in foreign currencies were 17% and 18% of our total costs for the three months ended September 30, 2014 and 2013, respectively, and 18% of our total costs for each of the nine months ended September 30, 2014 and 2013.

We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 21% and 22% of our accounts receivable were denominated in foreign currency as of September 30, 2014 and December 31, 2013, respectively.

Similarly, we face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 7% and 8% of our accounts payable were denominated in foreign currencies at September 30, 2014 and December 31, 2013, respectively. We have not historically sought to hedge our foreign currency exposure, although we may determine to do so in the future.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within revenue, cost and operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. A hypothetical weighted-average change of 10% in currency exchange rates would have changed our operating income before taxes by approximately $3.9 million for the nine months ended September 30, 2014, assuming no offsetting hedge positions.

Liquidity and Valuation Risk

Approximately $1.1 million of our investment portfolio is invested in an auction-rate security at both September 30, 2014 and December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal proceedings. Our management currently believes, based on information and facts currently known, that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations and statement of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described in Note 8 of Notes to Condensed Consolidated Financial Statements, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows. For more information regarding certain details of these proceedings, see Note 8 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference into this

Item. We have accrued for losses related to litigation described in Note 8 of Notes to Condensed Consolidated Financial Statements that we consider probable and for which the loss can be reasonably estimated. We make a determination as to when a potential loss is reasonably probable based on relevant accounting literature and then include appropriate disclosure of the contingency. As we continue to monitor litigation matters, whether deemed material as of September 30, 2014 or not, our determination could change, and we may decide, at some future date, to establish an appropriate reserve.

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

OUR REVENUE AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS.

Our future operating results are subject to quarterly variations based upon a variety of factors, many of which are not within our control. As further discussed in this “Risk Factors” section, factors that could affect our operating results include, without limitation:

•
uncertain or unstable global macroeconomic, geo-political and social conditions, including those in Europe (where deflationary pressures and high unemployment continue to exist), the Middle East (where U.S. military action remains ongoing), Asia (where economic activity in China has slowed and unrest has arisen in Hong Kong), Western Africa (where the threat of a global pandemic related to Ebola has arisen) and the U.S. (where uncertainties remain in connection with a general election scheduled for November 2014 and with fiscal and budget matters);

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

UNCERTAIN OR UNSTABLE GLOBAL MACRO-ECONOMIC, GEO-POLITICAL AND SOCIAL CONDITIONS MAY AFFECT OUR BUSINESS.

Global macro-economic and geo-political conditions affecting the global economy or social order could adversely affect demand for our products and our business prospects from time to time. These conditions could include:

•	slow, uneven economic growth throughout the world;

•	continued uncertainty regarding macroeconomic conditions in Europe (including potential deflationary pressures and continuing high unemployment) and Asia (including an economic slowdown in China);

•	uncertainties in the U.S. ahead of elections scheduled for November 2014 and ongoing fiscal, budgetary and other economic issues that continue to affect the U.S. economy;

•
geo-political events throughout the world, including, for example, in the Middle East (which has witnessed increased military activities in Iraq and Syria, including renewed U.S. involvement), Eastern Europe (involving Russian and Ukrainian territorial claims), and Hong Kong (where civil unrest has arisen); and

•	social unrest or disorder arising from the threat of global pandemics or the spread of infectious diseases such as Ebola in Western Africa or other regions.

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

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY CREATES FLUCTUATIONS IN OUR OPERATING RESULTS AND MAY ALSO AFFECT THE JUDGMENTS, ESTIMATES AND ASSUMPTIONS WE APPLY IN PREPARING OUR FINANCIAL STATEMENTS.

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

Disruptions at our own wafer manufacturing facility in Colorado Springs, Colorado could also adversely affect our business. For the nine months ended September 30, 2014, we manufactured approximately 57% of our products in our own wafer fabrication facility compared to 51% for the nine months ended September 30, 2013. In December 2013, we experienced an incident in the nitrogen plant at that facility, which disrupted manufacturing for several weeks and affected our ability to fully meet demand in the first quarter of 2014. Because we rely on our Colorado facility for a significant percentage of our wafer supply, disruptions of the kind we experienced in December 2013, or others, could have an adverse effect on our business.

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

We closely monitor the financial condition of our foundry partners. In August 2014, we received notice that Telefunken Semiconductors GmbH & Co ("TSG"), one of our suppliers, had filed a second insolvency proceeding in Germany.  On June 26, 2013, LFoundry Rousset S.A.S. ("LFR"), one of our suppliers, filed an insolvency declaration in France. We have filed claims against LFR under applicable French bankruptcy procedures in respect of pre-filing matters and are pursuing claims in respect of post-filing matters. We and one of our subsidiaries are engaged in litigation with LFR (through its judicially-appointed representative) arising out of the LFR insolvency. On December 26, 2013, we were informed that LFR had been placed in liquidation and had ceased operations. For a discussion of the issues involved in, and the risks associated with those litigations, see “We Are, and May in the Future Be, Engaged in Litigation That Is Costly, Time Consuming to Defend or Prosecute and, If An Adverse Decision Were To Occur, Could Have a Harmful Effect on Our Business, Results of Operations, Financial Condition or Liquidity Depending on the Outcome.” While we do not believe that the liquidation of LFR, or the second insolvency of TSG, or any other material adverse financial event affecting TSG, LFR or other foundries from which we purchase products, would be likely, under current circumstances, to have a material adverse effect on our business, the financial instability of, or insolvency proceedings affecting, any foundry partner requires an investment of significant management time, may require additional changes in operational planning as conditions develop, may involve litigation, and could have other unexpected adverse effects on our business.

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

Sales through distributors accounted for 59% of our net revenue for the nine months ended September 30, 2014, and 51% of our net revenue for the nine months ended September 30, 2013. We are dependent on our distributors to supplement our direct marketing and sales efforts. Our agreements with independent distributors can generally be terminated for convenience by either party upon relatively short notice. Generally, these agreements are non-exclusive and also permit our distributors to offer and promote our competitors’ products.

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

If our judgments or estimates are incorrect or inaccurate regarding future claims, our revenue reporting could be adversely affected. In addition, the fact that we recognize revenue differently in the U.S. and Europe than in Asia (excluding Japan) adds complexity to the preparation of our financial statements, making them potentially more susceptible to inaccuracies or errors over time.

OUR STOCK PRICE MAY BE MORE VOLATILE BASED ON OUR EXPOSURE TO THE MOBILE DEVICE AND CONSUMER MARKET SEGMENTS, WHICH TEND TO EXHIBIT MORE DYNAMIC CHANGE THAN DO INDUSTRIAL OR AUTOMOTIVE MARKETS.

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

OUR INTERNATIONAL SALES AND OPERATIONS ARE SUBJECT TO COMPLEX LAWS RELATING TO TRADE, EXPORT CONTROLS, FOREIGN CORRUPT PRACTICES AND BRIBERY, AMONG MANY OTHER SUBJECTS. ADDED COMPLIANCE COSTS, VIOLATIONS OF OR CHANGES IN THESE LAWS AND REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

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

We are also subject to complex laws that seek to regulate the payment of bribes or other forms of compensation to foreign officials or persons affiliated with companies or organizations in which foreign governments may own an interest or exercise control. The U.S. Foreign Corrupt Practices Act requires U.S. companies to comply with an extensive legal framework to prevent bribery of foreign officials. The laws are complex and require that we closely monitor local practices of our overseas offices and distributors. The United States Department of Justice has recently heightened enforcement of these laws. In addition, other countries continue to implement similar laws that may have extraterritorial effect. The United Kingdom, for example, where we have operations, has enacted the U.K. Bribery Act, which could impose significant oversight obligations on us and could be applicable to our operations outside of the United Kingdom. The costs for complying with these and similar laws may be substantial and could reasonably be expected to require significant management time and focus. Any violation of these or similar laws, intentional or unintentional, could have a material adverse effect on our business, financial condition or results of operations. See also “Compliance With New Regulations Regarding the Use of ‘Conflict Minerals’ Requires Us to Incur Additional Oversight Expense and Could Limit the Supply and Increase the Cost of Certain Metals Used in Manufacturing Our Products.”

COMPLIANCE WITH NEW REGULATIONS REGARDING THE USE OF "CONFLICT MINERALS" REQUIRES US TO INCUR ADDITIONAL OVERSIGHT EXPENSE AND COULD LIMIT THE SUPPLY AND INCREASE THE COST OF CERTAIN METALS USED IN MANUFACTURING OUR PRODUCTS.

Conflict minerals are commonly found in metals used in the manufacture of semiconductors and other products we manufacture. In June 2014, we filed our initial Report on Form SD to report that our products were “DRC Conflict Undeterminable” based on our diligence review. We expect to undertake further diligence of our supply chain in 2015 and beyond to evaluate the use of conflict minerals. Although the implementation of these new requirements did not materially affect our business in 2014, there can be no assurance that the costs associated with ongoing compliance will not increase or that the sourcing, availability and pricing of minerals required for use in our products do not increase as a result of these regulations or changes in the supply chain caused by these regulations. In addition, since our supply chain is complex, if we are not, in the future, able to sufficiently verify the origins of these minerals and metals used in our products, our customers could elect to disqualify us as a future supplier.

WE ARE EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES THAT COULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS AND CASH FLOWS, AND REVENUE AND COSTS DENOMINATED IN FOREIGN CURRENCIES COULD ADVERSELY AFFECT OUR OPERATING RESULTS DUE TO FOREIGN CURRENCY MOVES AGAINST THE DOLLAR.

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

We continue to evaluate existing restructuring accruals related to restructuring plans previously implemented. As a result, there may be additional restructuring charges or reversals or recoveries of previous charges. We may incur additional restructuring and asset impairment charges in connection with additional restructuring plans adopted in the future. Any such restructuring or asset impairment charges recorded in the future could significantly harm our business and operating results. As of September 30, 2014, accrued restructuring charges amounted to $7.1 million, and we expect to substantially complete the cash severance payments in respect of those accruals within the next twelve months.

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

WE MAY, DIRECTLY OR INDIRECTLY, FACE THIRD-PARTY INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT COULD BE COSTLY TO DEFEND, DISTRACT OUR MANAGEMENT TEAM AND EMPLOYEES, AND RESULT IN LOSS OF SIGNIFICANT RIGHTS.

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

We operate in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as Cypress, Freescale, Fujitsu, Hitachi, Infineon, Intel, Microchip, NXP Semiconductors, ON Semiconductor, Renesas, Samsung, Spansion, STMicroelectronics, Synaptics, and Texas Instruments. Many of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we introduce new products, we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last several years, we have experienced significant price competition in several business segments, especially in our nonvolatile memory segment for EPROM and Serial EEPROM products, as well as in our commodity microcontrollers. Competitive pressures in the semiconductor market from existing competitors, new entrants, new technology and cyclical demand, among other factors, can result in declining average selling prices for our products which could cause our revenue and gross margin to decline.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.

Our revenue outside the United States accounted for 84% and 86% of our net revenue for the three months ended September 30, 2014 and 2013, respectively, and 85% and 86% of our net revenue for the nine months ended September 30, 2014 and 2013, respectively. We expect that revenue derived from international sales will continue to represent a significant portion of net revenue. International sales and operations are subject to a variety of risks, including:

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

As discussed under Note 8 of Notes to Condensed Consolidated Financial Statements, we are or recently have been engaged, directly and indirectly through our subsidiaries Atmel Rousset S.A.S. (“Atmel Rousset”) and Atmel B.V., in legal proceedings, in France and in the United States, related to the June 2013 insolvency of the owner of our former manufacturing facility in Rousset, France. Atmel Rousset sold that manufacturing facility, through an arms-length process, in June 2010. In one case, LFoundry Rousset S.A.S. (“LFR”) and its judicially-appointed receivers filed an action against the Company and Atmel B.V. (the “Paris Action”) seeking damages of approximately 135 million Euros in connection with that transaction, as described under “Legal Proceedings - French Insolvency-Related Litigation - LFoundry and Atmel Corporation, et al.” On October 6, 2014, the Paris Commercial Court granted a request by LFR’s judicially-appointed liquidator to dismiss LFR’s petition without prejudice. In a second case, filed in the United States District Court for the Southern District of New York (the “New York Action”), LFR and a putative class of LFR employees are seeking substantial damages, based upon the same underlying allegations. On September 30, we moved to dismiss the New York Action. In parallel, approximately 500 former employees of LFR have filed individual labor actions against Atmel Rousset in the labor court in Aix-in-Provence, France (the “Individual Labor Actions”) based on allegations similar to the allegations made in the other litigations. We believe the claims in the Paris Action, the New York Action, and the Individual Labor Actions are and were without merit, specious and defamatory. Nonetheless, if LFR and its judicially-appointed representative, or the LFR employees (whether individually or as a class), were successful in their attempt to recover substantial damages against us, payment of those damages, if payment were ever required or if any damages award were ever capable of enforcement, could have a material adverse effect on our results of operations, financial condition and liquidity.

OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY AFFECT OUR CASH POSITION AND OPERATING CAPITAL.

We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The projected benefit obligation totaled $40.6 million at September 30, 2014 and $38.9 million at December 31, 2013. The plans are unfunded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.5 million in 2014 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

We are required under GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value of our goodwill may not be recoverable. At September 30, 2014, we had $195.0 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2013 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the three months ended September 30, 2014, pursuant to our Stock Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1 - July 31	—	$—	—	$255,966,891
August 1 - August 30	1,988,614	$8.38	1,988,614	$239,300,890
September 1 - September 30	950,000	$8.75	950,000	$230,987,783
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

ATMEL CORPORATION (Registrant)

October 31, 2014	/s/ STEVEN LAUB
Steven Laub
President & Chief Executive Officer
(Principal Executive Officer)

October 31, 2014	/s/ STEVE SKAGGS
Steve Skaggs
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

October 31, 2014	/s/ HUGO DE LA TORRE
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