Form 10-K
period 2014-12-31
ATMEL CORP
filed 2015-02-26
CIK 872448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of June 30, 2014, the last business day of the Registrant's most recently completed second fiscal quarter, there were 418,489,825 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2014 was approximately $3,795,226,084. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On January 30, 2015, the Registrant had 416,250,419 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive proxy statement for the Registrant's 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the Registrant's fiscal year ended December 31, 2014.

PART I
ITEM 1. BUSINESS
FORWARD LOOKING STATEMENTS
You should read the following discussion in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements” and “Financial Statement Schedules" and "Supplementary Financial Data” included in this Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2015 and beyond. Our statements regarding the following matters also fall within the meaning of “forward-looking” statements and should be considered accordingly: the expansion of the market for microcontrollers, revenue for our maXTouch® products, our gross margin expectations and trends, anticipated revenue by geographic area and the ongoing transition of our revenue base to Asia, expectations or trends involving our operating expenses, capital expenditures, cash flow and liquidity, our factory utilization rates, the effect and timing of new product introductions, our ability to access independent foundry capacity and the corresponding financial condition and operational performance of those foundry partners, including insolvencies of, and litigation related to European foundry suppliers, the effects of our strategic transactions and restructuring efforts, the estimates we use in respect of the amount and/or timing for expensing unearned share-based compensation and similar estimates related to our performance-based restricted stock units, our expectations regarding tax matters and related tax audits, the outcome of litigation (including intellectual property litigation in which we may be involved or in which our customers may be involved, especially in the mobile device sector) and the effects of exchange rates and our ongoing efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A - Risk Factors, and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “should,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements in this Form 10-K.
BUSINESS
General
We are one of the world’s leading designers, developers and suppliers of microcontrollers, which are self-contained computers-on-a-chip. Microcontrollers are generally less expensive, consume less power and offer enhanced programming capabilities compared to traditional microprocessors. Our microcontrollers and related products are used in many of the world’s leading industrial, consumer and automotive electronic products, mobile computing and communications devices, including smartphones, tablets and personal computers, and other electronics products in which they provide core, embedded processing functionalities for, among other things, system control and interface functions, touch and proximity sensing, sensor management, security, encryption and wireless connectivity, and battery management. With our microcontroller, encryption and connect wireless technologies, and the systems, combinations and modules we can offer with those stand-alone or integrated capabilities, we believe that we have a compelling set of products for the “Internet of Things,” where smart, connected devices and appliances seamlessly and securely share data and information. These products are also well suited for the “wearables” sector, where our microcontrollers may be used to manage multiple accelerometers or sensors within a device, to communicate information from that device to a gateway, or to track or monitor other activities. We also continue to seek opportunities to enhance human machine interaction, or HMI, by leveraging our touch experience, our microcontroller know-how and our significant intellectual property ("IP") portfolio. In addition, we design and sell other semiconductor products that complement our microcontroller business, including nonvolatile memory, radio frequency and mixed-signal components and application specific integrated circuits. Our product portfolio allows us to address a broad range of high growth applications, including, for example, industrial, building and home electronics systems, smart meters used for utility monitoring and billing, commercial, residential and architectural LED-based lighting systems, touch panels used in household and industrial appliances, medical devices, aerospace and military products and systems, and a growing universe of electronic-based automotive systems where semiconductor content has increased rapidly. We believe the market for microcontrollers that offer integrated security, encryption and wireless functions will continue to grow. That growth offers us significant emerging opportunities in the “Internet of Things,” “wearables,” automotive and HMI markets in addition to the industrial, consumer, aerospace and communications sectors in which we have historically participated.

On February 4, 2015, we announced the first quarterly cash dividend payment, in the amount of $0.04 per common share, in our 30-year history.

We have developed an extensive IP portfolio of more than 1,600 U.S. and foreign patents. Our patents, and patent applications, cover important and fundamental microcontroller, capacitive touch and other technologies that support and protect our products.
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

•
Microcontroller. This segment includes Atmel's general purpose microcontroller and microprocessor families, AVR® 8-bit and 32-bit products, Atmel®| SMARTTM ARM® based products, Atmel's 8051 8-bit products, designated commercial wireless products, including low power radio and SOC products that meet Bluetooth, Bluetooth Low Energy, Zigbee and Wi-Fi specifications, Atmel's maXTouch capacitive touch product families and optimized products for smart energy, touch button, and mobile sensor hub and LED lighting applications. The Microcontroller segment comprised 70% of our net revenue for the year ended December 31, 2014, compared to 69% of our net revenue for the year ended December 31, 2013.

•
Nonvolatile Memory. This segment includes electrically erasable programmable read-only ("EEPROM"), erasable programmable read-only memory (“EPROM”) devices and secure cryptographic products. The Nonvolatile Memory segment comprised 12% of our net revenue for the year ended December 31, 2014, compared to 11% of our net revenue for the year ended December 31, 2013.

•
Automotive. This segment includes devices for automotive electronics, including products using radio frequency technology. The Automotive segment comprised 11% of our net revenue for the year ended December 31, 2014, compared to 12% of our net revenue for the year ended December 31, 2013.

•
Multi-Market and Other. This segment includes application specific and standard products for aerospace applications and legacy products. The Multi-Market and Other segment comprised 7% of our net revenue for the year ended December 31, 2014, compared to 8% of our net revenue for the year ended December 31, 2013. On February 4, 2015, we announced our decision to exit the XSense business.

Prior period operating segment presentations have been revised to conform to the Company's revised segment reporting.

Within each reportable operating segment, we offer our customers products and solutions with a range of speed, density, power consumption, specialty packaging, security and other features.
Microcontroller
Our Microcontroller segment offers customers a full range of products to serve the industrial, consumer, automotive, medical, communications and computing markets for embedded control and interface solutions. Our product portfolio consists of proprietary and non-proprietary architectures, with four major Flash-based microcontroller families targeted at the high volume embedded control market, including our:

•	Atmel | SMART 32-bit ARM product families;

•	Atmel AVR proprietary 8-bit and 32-bit product families;

•	Atmel 8051 8-bit product families; and

•	Atmel maXTouch and QTouch® product families.
We also offer 8-bit and 32-bit based microprocessor products that have Bluetooth, Bluetooth Low Energy, Wi-Fi and Zigbee wireless capabilities. All our microcontroller product families are supported by Atmel Studio, an online, integrated development platform for developing and debugging embedded processing systems. We believe that our portfolio of AVR and Atmel | SMART ARM-based products gives us one of the broadest microcontroller portfolios in the market.
Atmel | SMART ARM-based Solutions
Our Atmel | SMART ARM-based products use the industry-standard 32-bit ARM™, ARM9™, ARM Cortex-A5 and ARM Cortex-M architectures. Those products allow us to offer a range of products with and without embedded nonvolatile memories.

Our customers save significant development time using our proprietary integrated development platform known as Atmel Studio, supplemented by broad industry-standard development tools, operating systems (including Linux and Android), protocol stacks and applications.
Our Atmel Cortex M3-based, Cortex M4-based, Cortex M0+-based, Cortex M7-based and ARM7TDMI-based microcontrollers provide a migration path from 8 and 16-bit microcontroller technology for applications where more system performance and larger on-chip Flash memory is required. These products are optimized for low power consumption and reduced system cost and also support our QTouch technology. Selected devices integrate cryptographic accelerators and protection against physical attacks, making them suitable, as an example, for financial transaction applications requiring the highest security levels.
Our SAMA5 ARM Cortex-A5-based products introduced in 2013 offer high performance embedded processors combined with high levels of integration and optimization for low power consumption and small size that offer advantages in battery powered applications and embedded control systems.
Our SAM9 ARM926-based products are highly-integrated, high-performance 32-bit embedded microprocessors, with complex analog and digital peripherals integrated on the same chip, offering high-speed connectivity, optimal data bandwidth, and rich interface support.
AVR Microcontrollers
Atmel AVR microcontrollers, which incorporate our proprietary technology, combine a code-efficient architecture for “C” and assembly programming with the ability to tune system parameters throughout the product’s entire life cycle. Our AVR microcontrollers, available with both 8-bit and 32-bit processors, are designed to deliver enhanced computing performance at lower power consumption than competitive products. We also offer a full suite of industry leading development tools and design support, enabling customers to easily and cost-effectively refine and improve their product offering. We have a significant development community that has evolved for our AVR products, with many developers actively collaborating through social networking sites dedicated to supporting our AVR microcontrollers.
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
Atmel Wireless Solutions
Atmel wireless solutions are focused on enabling the market for smart connected devices and applications supporting industry standard Bluetooth, Bluetooth Low Energy, Zigbee and Wi-Fi protocols. These applications include products designed for the “Internet of Things” and “wearables” sectors. Atmel wireless solutions are also integrated with Atmel microcontrollers and development tools.
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
Our QTouch devices are microcontroller-based capacitive sensing solutions designed to enable discrete button, slider and wheel touch applications. With the flexibility of our microcontroller architecture, a user is able to integrate multiple touch features, such as "proximity sensing" or gesture recognition, in a single device. Our QTouch functionality is available across many of our microcontroller product families.
Nonvolatile Memory
Secure Products
Our CryptoAuthentication® and CryptoMemory® families offer a highly secure, hardened solution for reliable authentication of devices, accessories and consumables, storage for confidential information and trusted identification for IoT devices across wired and wireless networks. For the tablet, laptop and networking markets, we offer FIPS-certified Trusted Platform Modules (TPM) to enhance security and provide protected storage for encryption keys.

EEPROM
EEPROM products offer customers the flexibility and ability to alter single bytes of data. Our EEPROM products consist of two main families: Serial EEPROM and Parallel EEPROM.

Atmel Serial EEPROMs
Our Serial EEPROM products were developed to meet market demand for delivery of nonvolatile memory content through specialized, low pin-count interfaces and packages. The product portfolio includes densities ranging from 1K-bit to 1M-bit. We currently offer three complete families of Serial EEPROMs, supporting industry standard I2C (2-wire), MicrowireTM (3-wire), and serial peripheral interface (“SPI”) protocols. Our Serial EE products are primarily used to store personal preference data and configuration/setup data, in consumer, automotive, communications, medical, industrial, and computing applications.

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
Atmel EPROMs
The general one-time programmable (“OTP”) EPROM market is a niche segment within the nonvolatile memory market, as erasable non-volatile memories have become more prevalent. Our OTP EPROM products address the high-performance portion of this market where demand and pricing are relatively stable. These products are generally used to store the operating code of embedded microcontroller or DSP-based systems that need a memory solution for direct code execution where the memory contents cannot be tampered with or altered by the user.
Automotive
Automotive RF
We are a leading supplier of automobile access solutions, which include keyless entry products for passive entry/go systems, key fob electronics and the car side electronics. Our innovative car access ICs with immobilizer functionality incorporate the widely accepted advanced encryption standard (“AES”), offering enhanced car theft protection.
High Voltage
Our products withstand and operate at high voltages, and allow a direct connection to the battery of a vehicle. We offer intelligent load drivers and other components for automobile bus systems based on local interconnect network in-vehicle networking (“LIN/IVN”) and the latest controller area network ("CAN") standards. The applications for the load drivers are primarily electrical motor and actuator drivers and smart valve controls. Our LIN/IVN in-vehicle networking products help car makers simplify the wire harness by using the LIN bus, which is rapidly gaining popularity. Many body electronic applications can be connected and controlled via the LIN network bus, including switches, actuators and sensors. Our products supporting the new CAN FD standards are designed to increase the CAN bus speed to support bandwidth demanding applications.
Multi-Market and Other
Our Multi-Market and Other segment includes application specific integrated circuits (“ASICs”) and aerospace products. Our ASICs are designed for customers in the medical, consumer and security markets. Our aerospace products are designed for satellite and other markets in which radiation-hardened devices are required.
On February 4, 2015, we announced our decision to exit the XSense business.

Technology
For over 30 years, we have focused our efforts on developing advanced CMOS processes that can be used to manufacture reliable nonvolatile elements for memory and advanced logic integrated circuits. We believe that our experience in single and multiple-layer metal CMOS processing gives us a competitive advantage in developing and delivering high-density, high-speed and low-power memory and logic products.
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
Principal Markets and Customers
Arrow Electronics, Inc., and Avnet, Inc., distributors for our products, each accounted for more than 10% of our revenue for the year ended December 31, 2014. Arrow Electronics, Inc., a distributor, and Samsung Electronics Co Ltd. ("Samsung"), an end-customer, each accounted for more than 10% of our revenue for the years ended December 31, 2013 and 2012. For further discussion see Note 14 of Notes to Consolidated Financial Statements.
Industrial
While the industrial electronics market has traditionally been considered a slow growth end-market compared to the communications or computing sectors, the use of digital electronics in industrial applications has continually increased. We expect the development of the IoT to enhance growth opportunities for semiconductor products within the industrial sector in the next several years. We believe that our product portfolio, including our integrated microcontroller, security-related and wireless solutions, provides a compelling suite of products targeted to that growth opportunity. A significant transition from mechanical to digital solutions also continues to occur, with products such as temperature sensors, motor controls, factory lighting, smart energy meters and commercial appliances integrating an increasing percentage of semiconductor content. We also provide microcontrollers, nonvolatile memory, high-voltage and mixed-signal products that are designed to work effectively in harsh environments.
Consumer Goods
Our products are used in many consumer electronics products. We provide microcontrollers for batteries and battery chargers that minimize power consumption by being “turned on” only when necessary. Our microcontrollers are also offered for lighting controls and touchscreen user interface applications. In addition, we provide secure tamper resistant circuits for embedded personal computer security applications.
We also sell capacitive touch products for Buttons, Sliders and Wheels that are used to provide tactile-based user interfaces for many consumer products. Our technology can be found, for example, in many home appliances, such as washing machines, dryers and refrigerators.
Automotive
The automobile market continues to rely more extensively on electronics solutions. For automotive applications, we provide semiconductors used in electronics for passenger comfort and convenience, infotainment, safety related chassis subsystems, keyless entry solutions, capacitive touch interface including touch screen controllers and capacitive switch controllers. With our introduction of high-voltage and high-temperature capable ICs we are broadening our automotive reach to systems and controls in the engine compartment. Virtually all of these are application‑specific mixed signal ICs. We believe that this market offers longer-term growth opportunities that will be driven by the ongoing demand for sophisticated automotive electronic systems.
Mobile Devices
Mobile devices use many of our solutions, including capacitive touchscreen, sensor management and crypto-memory technologies. We offer touch solutions for screen sizes ranging from 1.5" to 23.0", thereby allowing us to address the smartphone, tablet, Ultrabook and personal computer segments. Product life cycles in these markets tend to be significantly shorter than the life cycle for products in the industrial, general consumer or automotive markets, requiring more frequent product refreshes and ongoing reviews and enhancements of feature sets.
Communications, Networking and Telecommunications
We offer a range of products that are used in two-way pagers, mobile radios, cordless phones, and nonvolatile memory products that are used in the switches, routers, cable modem termination systems and access multiplexers.

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
As of December 31, 2014, we owned and operated one wafer fabrication facility located in Colorado Springs, Colorado. Consistent with our strategic determination made several years ago to maintain lower fixed costs and capital investment requirements, we rely primarily on third-party semiconductor foundry partners for our most advanced manufacturing requirements.
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
Marketing and Sales
We generate our revenue by selling our products directly to OEMs and indirectly to OEMs through our network of global distributors. We market our products worldwide to a diverse base of OEMs serving primarily commercial markets. We sell our products to large OEM accounts through our direct sales force, using manufacturers’ representatives or through national and regional distributors. Our agreements with our representatives and distributors are generally terminable by either party on short notice, subject to local laws. Direct sales to OEMs as a percentage of net revenue for the year ended December 31, 2014 were 40%, while sales to distributors were 60% of net revenue.
Our sales outside the U.S. represented 85%, 86% and 87% of net revenue in 2014, 2013 and 2012, respectively. We expect that revenue from our international customers and sales to distributors will continue to represent a significant portion of our net revenue. International sales and sales to distributors are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes, export license requirements, foreign government regulations, and risk of non-payment by distributors. See Item 1A — Risk Factors.
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
For the years ended December 31, 2014, 2013 and 2012, we spent $274.6 million, $266.4 million and $251.5 million, respectively, on research and development. Research and development expenses are charged to operations as incurred. We expect these expenditures to continue to be significant in the future as we continue to invest in new products and new manufacturing process technology.

Competition
We operate in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as Cypress, Freescale, Infineon, Intel, Microchip, NXP Semiconductors, ON Semiconductor, Renesas, Samsung, Silicon Labs, STMicroelectronics, Synaptics, and Texas Instruments. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including product speed, density, power consumption, reliability and specialty packaging alternatives, as well as on price and product availability. During the last three years, we have experienced significant price competition in several business segments, especially in our Nonvolatile Memory segment and in our Microcontroller segment for commodity and touch microcontrollers. We expect continuing competitive pressures in our markets from existing competitors and new entrants, new technology and cyclical demand, which, among other factors, will likely result in continuing pressure to reduce future average selling prices for our products.
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
As of December 31, 2014, we had 1,696 U.S. and foreign patents and 763 pending patent applications. These patents and patent applications cover important and fundamental microcontroller, capacitive touch and other technologies that support our product strategy. We operate an internal program to identify patentable developments and we file patent applications wherever necessary to protect our proprietary technologies.
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
Employees
We employed approximately 5,200 and 5,000 employees at December 31, 2014 and 2013, respectively. Our future success depends in large part on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly highly skilled design, process and test engineers necessary for the manufacture of existing products and the research and development of new products and processes. The competition for such personnel is intense, and the loss of key employees could adversely affect our business.
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
Geographic Areas
In 2014, 15% of our net revenue was derived from customers in the United States, 58% from customers in Asia, 25% from customers in Europe and 2% from the rest of the world. We determine the location of our customers based on the destination to which we ship our products for the benefit of those customers.
As of December 31, 2014, we owned tangible long-lived assets in the United States with a net book value of $92.5 million, in France of $13.7 million, in Germany of $17.9 million, and in the Philippines of $56.1 million. See Note 14 of Notes to Consolidated Financial Statements for further discussion.

Seasonality
The semiconductor industry is increasingly characterized by annual seasonality and wide fluctuations of supply and demand. A significant portion of our revenue comes from sales to customers supplying consumer markets and from international customers. As a result, our business may be subject to seasonally lower revenue in particular quarters of our fiscal year, especially as many of our larger consumer-focused customers tend to have stronger sales later in the fiscal year as they prepare for the major holiday selling seasons.
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

OUR REVENUE AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS.

Our future operating results are subject to quarterly variations based upon a variety of factors, many of which are not within our control. As further discussed in this “Risk Factors” section, factors that could affect our operating results include, without limitation:

•
uncertain or unstable global macroeconomic, geo-political and social conditions, including those in Europe (where deflationary pressures and high unemployment continue to exist and concerns about the financial stability of Greece remain unresolved), the Middle East (where U.S. military action remains ongoing), Asia (where economic activity in China has slowed and unrest has arisen in Hong Kong) and Western Africa (where the threat of a global pandemic related to Ebola has arisen);

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

A VOLATILE, OR FALLING, EURO, OR VOLATILITY IN OTHER NON-U.S. CURRENCIES, MAY ADVERSELY AFFECT OUR REVENUE OR OPERATING RESULTS

Although we conduct transactions principally in the U.S. dollar, approximately 20% of our 2014 revenue was generated in the Euro currency and approximately 18% of our 2014 operating expenses were incurred in Euro and other non-U.S. currencies. The exchange rate for the Euro against the U.S. dollar declined from 1.38 Euros to the dollar at January 1, 2014 to 1.22 Euros to the dollar at December 31, 2014. Recent public commentary suggests that the European Central Bank may undertake actions, including engaging possibly in so-called “quantitative easing,” that could cause a further decline in the Euro against the U.S. dollar or that could introduce other unusual volatility into the foreign currency markets. Changes in the value of foreign currencies, including, in particular, the Euro, relative to the U.S. dollar can affect our revenue and operating results due to transactional and translational re-measurements that are reflected in our earnings, which are reported in U.S. dollars. A decrease in the value of the Euro against the U.S. dollar may cause a reduction in our reported revenue. That same decrease may also cause a reduction in our operating costs. Decreases in revenue, and decreases in operating costs, resulting from these foreign currency valuation events may not move in lock-step. Variations in the exchange rate of other foreign currencies may have similar effects, although those variations would not currently be expected to have the same significance as changes in the value of the Euro to our company. As a result of these foreign currency exchange rate fluctuations, it may also be more difficult to detect underlying trends in our business and results of operations. Significant volatility in currency exchange rates may also cause our results of operations to differ from our expectations or the expectations of our investors, which could also cause the trading price of our common stock to be adversely affected. We do not currently maintain a program to hedge transactional exposures in foreign currencies. As of the date of this Form 10-K, we manage our exchange rate risk by matching foreign currency cash balances with expenses accrued in those foreign currencies.

UNCERTAIN OR UNSTABLE GLOBAL MACRO-ECONOMIC, GEO-POLITICAL AND SOCIAL CONDITIONS MAY AFFECT OUR BUSINESS.

Global macro-economic and geo-political conditions affecting the global economy or social order could adversely affect demand for our products and our business prospects from time to time. These conditions could include:

•	slow, uneven economic growth throughout the world;

•
continued uncertainty regarding macroeconomic conditions in Europe (including potential deflationary pressures and continuing high unemployment and the financial stability of Greece) and Asia (including an economic slowdown in China);

•
geo-political events throughout the world, including, for example, in the Middle East (which has witnessed increased military activities in Iraq and Syria, including renewed U.S. involvement), Eastern Europe (involving Russian and Ukrainian territorial claims), and Hong Kong (where civil unrest arose in 2014); and

•	social unrest or disorder arising from the threat of global pandemics or the spread of infectious diseases such as Ebola in Western Africa or other regions.

OUR REVOLVING CREDIT FACILITY IS SECURED BY SUBSTANTIALLY ALL OF OUR ASSETS AND MAY LIMIT OUR FLEXIBILITY IN OPERATING OUR BUSINESS. A DEFAULT UNDER THE CREDIT FACILITY COULD SIGNIFICANTLY HARM OUR BUSINESS AND FINANCIAL POSITION.

In December 2013, we entered into a five-year senior secured revolving credit facility for up to $300 million with a group of lenders. Our credit facility is secured by substantially all of our assets. It also imposes restrictions that may limit our ability to engage in certain business activities, including limitations on asset sales, mergers and acquisitions, the incurrence of indebtedness and liens, the making of restricted payments or investments and transactions with affiliates. In addition, the credit facility contains customary financial covenants, including a maximum total-leverage ratio, a maximum senior-secured-leverage ratio, and a minimum fixed-charge-coverage ratio. Our ability to comply with these financial covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control. If we breach any of the covenants under our credit facility and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable, which could result in a foreclosure on the assets securing the credit facility, adversely affect our ability to operate our business or otherwise significantly harm our financial position. At December 31, 2014, we had $75.0 million in outstanding borrowings under the Facility.

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

Disruptions at our own wafer manufacturing facility in Colorado Springs, Colorado could also adversely affect our business. For the year ended December 31, 2014, we manufactured approximately 58% of our products in our own wafer fabrication facility compared to 52% for the year ended December 31, 2013. In December 2013, we experienced an incident in the nitrogen plant at that facility, which disrupted manufacturing for several weeks and affected our ability to fully meet demand in the first quarter of 2014. Because we rely on our Colorado facility for a significant percentage of our wafer supply, disruptions of the kind we experienced in December 2013, or others, could have an adverse effect on our business.

In addition, with respect to the use of external foundries, difficulties in production yields are more likely to occur when transitioning manufacturing processes to new third-party foundries or when qualifying new products at third-party foundries. If our foundry partners fail to deliver quality products and components on a timely basis, our business could be harmed.

We expect over time that an increasing portion of our wafer fabrication will be undertaken by third-party foundries.

Our fab-lite strategy exposes us to the following risks:

•	reduced control over delivery schedules and product costs;

•	financial instability, liquidity issues, or insolvency proceedings, and related litigation, affecting our foundry partners;

•	manufacturing disruptions at our Colorado Springs wafer fabrication facility or at those of our third-party foundries;

•	higher than anticipated manufacturing costs;

•	inability of our manufacturing subcontractors to develop manufacturing methods appropriate for our products and their unwillingness to devote adequate capacity to produce our products;

•	possible abandonment of key fabrication processes by our foundry subcontractors used in products that are strategically important to us;

•	reduced control over or decline in product quality and reliability;

•	inability to maintain continuing relationships with our foundries;

•	restricted ability to meet customer demand when faced with product shortages or order increases; and

•	increased risk of potential misappropriation of our intellectual property.
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

We closely monitor the financial condition of our foundry partners. In August 2014, we received notice that Telefunken Semiconductors GmbH & Co ("TSG"), one of our suppliers, had filed a second insolvency proceeding in Germany. On December 26, 2013, we were informed that LFoundry Rousset S.A.S. ("LFR"), which had filed an insolvency declaration earlier in 2013, had been placed in liquidation and had ceased operations. We have filed claims against TSG and LFR in respect of pre-filing matters and we are pursuing claims in respect of post-filing matters. We and one of our subsidiaries are engaged in litigation with LFR (through its judicially-appointed representative) arising out of the LFR insolvency and liquidation. For a discussion of the issues involved in, and the risks associated with those litigations, see “We Are, and May in the Future Be, Engaged in Litigation That Is Costly, Time Consuming to Defend or Prosecute and, If An Adverse Decision Were To Occur, Could Have a Harmful Effect on Our Business, Results of Operations, Financial Condition or Liquidity Depending on the Outcome.” While we do not believe that the liquidation of LFR, or the second insolvency of TSG, or any other material adverse financial event affecting TSG, LFR or other foundries from which we purchase products, would be likely, under current circumstances, to have a material adverse effect on our business, the financial instability of, or insolvency proceedings affecting, any foundry partner requires an investment of significant management time, may require additional changes in operational planning as conditions develop, may involve litigation, and could have other unexpected adverse effects on our business.

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

If demand for our products increases significantly, we have no assurances that our third-party foundries will be able to increase their manufacturing capacity to a level that meets our requirements, potentially preventing us from meeting our customer demand and harming our business, reputation and customer relationships. Also, even if our independent foundries are able to meet our increased demand, those foundries may decide to charge significantly higher wafer prices to us, which could reduce our gross margin or require us to offset the increased prices by increasing prices to our customers, either of which could harm our business and operating results.

OUR REVENUE IS DEPENDENT TO A LARGE EXTENT ON SELLING TO END CUSTOMERS THROUGH INDEPENDENT DISTRIBUTORS. THESE DISTRIBUTORS MAY HAVE LIMITED FINANCIAL RESOURCES TO CONDUCT THEIR BUSINESS OR TO REPRESENT OUR INTERESTS EFFECTIVELY, MAY RAISE CREDIT RISKS FOR US, AND MAY TERMINATE OR MODIFY THEIR RELATIONSHIPS WITH US IN A MANNER THAT ADVERSELY AFFECTS OUR SALES.

Sales to distributors accounted for 60%, 52% and 51% of our net revenue for the years ended December 31, 2014, 2013 and 2012, respectively. We are dependent on our distributors to supplement our direct marketing and sales efforts. Our agreements with independent distributors can generally be terminated for convenience by either party upon relatively short notice. Generally, these agreements are non-exclusive and also permit our distributors to offer and promote our competitors’ products.

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

If our judgments or estimates are incorrect or inaccurate regarding future claims, our revenue reporting could be adversely affected. In addition, the fact that we recognize revenue differently in the U.S. and Europe than in Asia (excluding Japan) adds further complexity to the preparation of our financial statements, making them potentially more susceptible to inaccuracies or errors over time.

In May 2014, the Financial Accounting Standard Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers. When it becomes effective, ASU 2014-09 will supersede and replace virtually all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, and it will affect almost every revenue-generating entity that applies U.S. GAAP. ASU 2014-09 creates a single, principle-based revenue recognition framework, as opposed to the existing rules-based framework, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The shift from primarily rules-based U.S. GAAP will require entities to apply significantly more judgment and expanded disclosures surrounding revenue recognition. We are required to adopt ASU No. 2014-09 on January 1, 2017, and early adoption is not permitted. This new standard permits us to use either the retrospective or cumulative effect transition method. We have not yet selected a transition method and we are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. Our adoption of ASU 2014-09 and selection of a transition method could have an adverse effect on our revenue reporting.

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

If our market share decreases in the mobile and consumer market segments, our revenue may also decline for a period of time until new devices are launched, or a product refresh occurs, incorporating our products. For those reasons, and due to the shorter product life-cycles generally occurring in the mobile and consumer-oriented markets, our stock price may be more volatile than might be the case if we had less exposure to those sectors or if we focused our investments principally on industrial, automotive and similar markets that generally do not experience the same rapid product change.

WE BUILD SEMICONDUCTORS BASED, FOR THE MOST PART, ON NON-BINDING FORECASTS FROM OUR CUSTOMERS. AS A RESULT, CHANGES TO FORECASTS FROM ACTUAL DEMAND MAY RESULT IN EXCESS INVENTORY OR OUR INABILITY TO FILL CUSTOMER ORDERS ON A TIMELY BASIS, WHICH MAY HARM OUR BUSINESS.

We schedule production and build semiconductor devices based primarily on non-binding forecasts from customers and our own internal forecasts. Typically, customer orders, consistent with general industry practices, may be cancelled or rescheduled with short notice to us, often with no significant penalty to the customer. In addition, our customers frequently place orders requesting product delivery in a much shorter period than our lead time to fully fabricate and test devices, requiring us to build a buffer stock of certain products in order to anticipate demand. Because the markets we serve are volatile and subject to rapid technological, price and end-user demand changes, our forecasts of required unit quantities to build may be significantly incorrect. Changes to forecasted demand from actual demand may result in us producing unit quantities in excess of orders from customers, which could result in additional expense for the write-down of excess inventory and negatively affect our gross margin and results of operations.

Our forecasting risks may increase as a result of our fab-lite strategy because we have less control over modifying production schedules with our independent third-party manufacturing partners to match changes in forecasted demand and orders by our end customers. If we commit to order foundry wafers and cannot cancel or reschedule our commitment without significant costs or cancellation penalties, we may be forced to purchase inventory in excess of demand, which could result in a write-down of inventories and negatively affect our gross margin and results of operations.

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

In addition, we are required to obtain necessary export licenses prior to the export or re-export of hardware, software or technology to any person or entity identified on government restricted-party lists, including the U.S. Department of Commerce's Denied Persons or Entity or Unverified Lists, the U.S. Department of the Treasury’s Specially Designated Nationals or Blocked Persons List, or the U.S. Department of State’s Debarred List, or on similar lists in jurisdictions outside the United States. Products for use in certain space, satellite, military, nuclear, chemical/biological weapons, rocket systems or unmanned air vehicle applications may also require export licenses and involve many of the same complexities and risks of non-compliance in the U.S. and elsewhere. Due to U.S. economic and trade sanctions, we do not pursue business activities, directly or indirectly, in countries designated by the U.S. as a state sponsor of terrorism or otherwise subject to a U.S. trade embargo, including, as of the date of this Form 10-K, Cuba, Iran, North Korea, Sudan and Syria.

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

Conflict minerals are commonly found in metals used in the manufacture of semiconductors and other products we manufacture. In June 2014, we filed our initial Report on Form SD to report that our products were “DRC Conflict Undeterminable” based on our diligence review. We expect to undertake further diligence of our supply chain in 2015 and beyond to evaluate the use of conflict minerals. Although the implementation of these new requirements did not materially affect our business in 2014, there can be no assurance that the costs associated with ongoing compliance will not increase or that the sourcing, availability and pricing of minerals required for use in our products do not increase as a result of these regulations or changes in the supply chain caused by these regulations. In addition, since our supply chain is complex, if we are not, in the future, able to sufficiently verify the origins of these minerals and metals used in our products, our customers could elect to disqualify us as a future supplier, which could negatively affect our business and results of operations.

WE ARE EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES THAT COULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS AND CASH FLOWS, AND REVENUE AND COSTS DENOMINATED IN FOREIGN CURRENCIES COULD ADVERSELY AFFECT OUR OPERATING RESULTS DUE TO FOREIGN CURRENCY MOVES AGAINST THE DOLLAR.

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our financial results and cash flows. Our primary foreign currency exposure relates to revenue and operating expenses in Europe, which are denominated in Euros. See also “A Volatile, or Falling, Euro, or Volatility in Other non-U.S. Currencies, May Adversely Affect Our Revenue or Operating Results.”

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

We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Similarly, we face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. We have not historically utilized hedging instruments to offset our foreign currency exposure, although we may determine to do so in the future, and there can be no assurance that these or other measures will successfully limit our exposure to changes in foreign currency exchange rates.

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
In addition, independent contractors could stop, suspend or delay the assembly, packaging or testing of our products for unforeseen reasons. Moreover, because most of our independent assembly contractors are located in foreign countries, we are subject to certain risks generally associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions, including export controls, and changes in tariff and freight rates. Accordingly, we may experience problems with the timing, adequacy or quality of product deliveries, any of which could have a material adverse effect on our results of operations.

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

We continue to evaluate existing restructuring accruals related to restructuring plans previously implemented. As a result, there may be additional restructuring charges or reversals or recoveries of previous charges. We may incur additional restructuring and asset impairment charges in connection with additional restructuring plans adopted in the future. Any such restructuring or asset impairment charges recorded in the future could significantly harm our business and operating results. As of December 31, 2014, accrued restructuring charges amounted to $19.7 million, and we expect to substantially complete the cash severance payments in respect of those accruals within the next twenty-four months.

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

We have previously experienced production delays and yield difficulties in connection with earlier expansions of our wafer fabrication capacity or transitions in manufacturing process technology, including in connection with the introduction of new products. Production delays or difficulties in achieving acceptable yields at our fabrication facility or at the fabrication facilities of our third party manufacturers could materially and adversely affect our operating results. We may not be able to obtain the additional cash from operations or external financing necessary to fund the implementation of new manufacturing technologies, which could materially affect our results of operations.

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

We have in the past been involved in intellectual property infringement lawsuits, which, because of the significant expense associated with the defense of those types of lawsuits, adversely affected our operating results, and we may continue to be subjected to similar suits in the future. In addition to patent infringement lawsuits in which we may be directly involved and named as a defendant, we also may assist our customers, in many cases at our own cost, in defending intellectual property lawsuits involving technologies that are combined with our technologies. See Note 11 of this Form 10-K. The cost of defending against intellectual property lawsuits, responding to subpoenas, preparing our employees to testify, or assisting our customers in defending against such lawsuits, in terms of management time and attention, legal fees and product delays, can be substantial. If such infringement lawsuits are successful, we may be prohibited from using the technologies at issue in the lawsuits, and if we are unable to obtain a license on acceptable terms, license a substitute technology or design new technology to avoid infringement, our business and operating results may be significantly harmed.

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

IF WE ARE UNABLE TO PROTECT OR ASSERT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE HARMED.

Our future success will depend, in part, upon our ability to protect and assert our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. It is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our proprietary technologies and processes, despite our efforts to protect them, which would affect the value of our intellectual rights.

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

OUR MARKETS ARE HIGHLY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, WE MAY SUFFER PRICE REDUCTIONS, REDUCED REVENUE AND GROSS MARGIN, AND LOSS OF MARKET SHARE.

We operate in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as Cypress, Freescale, Fujitsu, Hitachi, Infineon, Intel, Microchip, NXP Semiconductors, ON Semiconductor, Renesas, Samsung, STMicroelectronics, Synaptics, and Texas Instruments. Many of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we introduce new products, we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last several years, we have experienced significant price competition in several business segments, especially in our nonvolatile memory segment for EPROM and Serial EEPROM products, as well as in our commodity microcontrollers. Competitive pressures in the semiconductor market from existing competitors, new entrants, new technology and cyclical demand, among other factors, can result in declining average selling prices for our products which could cause our revenue and gross margin to decline.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.

Our revenue outside the United States accounted for 85%, 86% and 87% of our net revenue for the years ended December 31, 2014, 2013 and 2012, respectively. We expect that revenue derived from international sales will continue to represent a significant portion of net revenue. International sales and operations are subject to a variety of risks, including:

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

We rely on our information technology, or IT, infrastructure and certain critical information systems for the effective operation of our business, including the reporting of our financial results. These IT systems may be subject to damage or interruption from a number of potential sources, including natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, cyber-attacks, sabotage, vandalism, or similar events or disruptions. In addition, our IT infrastructure continues to evolve as we review and introduce new systems to share and store data and communicate internally and externally, including “cloud-based” systems and social networking technologies. While we believe that this type of IT evolution can enhance our operational and business efficiencies, we may not be able to adapt our business practices and internal security controls quickly enough to address all of the risks, known and unknown, that these changes create.

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

SYSTEM INTEGRATION DISRUPTIONS COULD HARM OUR BUSINESS.

We periodically make enhancements to our integrated financial and supply chain management systems. The enhancement process is complex, time-consuming and expensive. Operational disruptions during the course of such processes or delays in the implementation of such enhancements could adversely affect our operations. Our ability to forecast sales demand, ship products, manage our product inventory and record and report financial and management information on a timely and accurate basis could be impaired while we are making these enhancements.

OUR OPERATIONS AND FINANCIAL RESULTS COULD BE HARMED BY BUSINESS INTERRUPTIONS, NATURAL DISASTERS, TERRORIST ACTS OR OTHER EVENTS BEYOND OUR CONTROL.

Our operations are vulnerable to interruption by fire, earthquake, floods and other natural disasters, power loss, public health issues, geopolitical uncertainties, telecommunications failures, terrorist acts and other events beyond our control. Our headquarters, some of our manufacturing facilities, the manufacturing facilities of some of our third-party foundries and some of our major suppliers’ and customers’ facilities are located near major earthquake faults and in potential terrorist target areas. We do not have a comprehensive disaster recovery plan.

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

WE ARE NOT PROTECTED BY LONG-TERM SUPPLY CONTRACTS WITH OUR CUSTOMERS.

We do not typically enter into long-term supply contracts with our customers, and we cannot be certain as to future order levels from our customers. When we do enter into a long-term contract, the contract is generally terminable at the convenience of the customer. In the event of an early termination by one of our major customers, it is unlikely that we would be able to replace that revenue source in a timely manner or at all, which would harm our financial results.

WE ARE SUBJECT TO ENVIRONMENTAL, HEALTH AND SAFETY REGULATIONS, WHICH COULD IMPOSE UNANTICIPATED REQUIREMENTS ON OUR BUSINESS IN THE FUTURE. ANY FAILURE TO COMPLY WITH CURRENT OR FUTURE ENVIRONMENTAL REGULATIONS MAY SUBJECT US TO LIABILITY OR SUSPENSION OF OUR MANUFACTURING OPERATIONS.

 We are subject to a variety of environmental laws and regulations in each of the jurisdictions in which we operate governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination, and employee health and safety. We could incur significant costs as a result of any failure by us to comply with, or any liability we may incur under, environmental, health, and safety laws and regulations, including the limitation or suspension of production, monetary fines or civil or criminal sanctions, clean-up costs or other future liabilities in excess of our reserves. We are also subject to laws and regulations governing the recycling of our products, the materials that may be included in our products, and our obligation to dispose of our products at the end of their useful lives. For example, the European Directive 2002/95/EC on restriction of hazardous substances (RoHS Directive) bans the placing on the European Union market of new electrical and electronic equipment containing more than specified levels of lead and other hazardous compounds. As more countries enact requirements like the RoHS Directive, and as exemptions are phased out, we could incur substantial additional costs to convert the remainder of our portfolio to comply with such requirements, conduct required research and development, alter manufacturing processes, or adjust our supply-chain management. Such changes could also result in significant inventory obsolescence. In addition, compliance with environmental, health and safety requirements could restrict our ability to expand our facilities or require us to acquire costly pollution-control equipment, incur other significant expenses or modify our manufacturing processes. We also are subject to cleanup obligations at properties that we currently own or at facilities that we may have owned in the past or at which we conducted operations. In the event of the discovery of new or previously unknown contamination, additional requirements with respect to existing contamination, or the imposition of other cleanup obligations at these or other sites for which we are responsible, we may be required to take remedial or other measures that could have a material adverse effect on our business, financial condition and results of operations.

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

We have issued, and may in the future continue to issue, performance-based restricted stock units to eligible employees, entitling those employees to receive restricted stock if they, and we, meet designated performance criteria established by our compensation committee. We are required to reassess the probability of vesting at each reporting date under any performance-based incentive plan, and any change in our forecasts may result in an increase or decrease to the expense recognized. As a result and as described in this paragraph, the expense recognition for performance-based restricted stock units could change over time, requiring adjustments to our financial statements to reflect changes in our judgment regarding the probability of achieving the performance goals. We recognize the share-based compensation expense in respect of performance-based restricted stock units when we believe it is probable that we will achieve the specified performance criteria. If the performance goals are not achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed. The fair value of each award is recognized over the service period and is reduced for estimated forfeitures. In December 2014, we adopted the 2015 Long-Term Performance-Based Incentive Plan, which provided for the grant of restricted stock units to eligible employees and the possible vesting of those restricted stock units based on achievement of specified performance criteria. Compensation expense for these performance-based restricted stock units will be determined, and may require adjustments from time to time, based on the exercise of management’s judgment as discussed in this paragraph.

The implementation of our performance-based incentive plans may also affect our ability to receive federal income tax deductions for compensation in excess of $1.0 million paid, during any fiscal year, to our named executive officers. To the extent that aspects of performance-based compensation plans such as the ones we have typically adopted are adjusted in the discretion of the compensation committee, the exercise of that discretion, notwithstanding that it is expressly permitted by the terms of a plan, may result in plan compensation awarded to named executive officers not being deductible. Our compensation committee has retained the discretion to implement our performance-based incentive plans, including our 2014 Plan and our recently adopted 2015 Plan, notwithstanding any potential loss of deductibility, in the manner that it believes most effectively achieves the objectives of our compensation philosophies and the terms of these plans.

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

We are subject to legal proceedings and claims that arise in the ordinary course of business. See Note 11 of this Form 10-K. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, results of operations, financial condition and liquidity.

As discussed under Note 11 of Notes to Consolidated Financial Statements, we are or recently have been engaged, directly and indirectly through our subsidiaries Atmel Rousset S.A.S. (“Atmel Rousset”) and Atmel B.V., in legal proceedings, in France and in the United States, related to the June 2013 insolvency of the owner of our former manufacturing facility in Rousset, France. Atmel Rousset sold that manufacturing facility, through an arms-length process, in June 2010. In one case, LFoundry Rousset S.A.S. (“LFR”) and its judicially-appointed receivers filed an action against the Company and Atmel B.V. (the “Paris Action”) seeking damages of approximately 135 million Euros in connection with that transaction, as described under “Legal Proceedings - French Insolvency-Related Litigation - LFoundry and Atmel Corporation, et al.” On October 6, 2014, the Paris Commercial Court granted a request by LFR’s judicially-appointed liquidator to dismiss LFR’s petition without prejudice. In a second case, filed in the United States District Court for the Southern District of New York (the “New York Action”), LFR and a putative class of former LFR employees are seeking substantial damages, based upon the same underlying allegations. On November 25, 2014, we moved to dismiss the

First Amended Complaint in the New York Action. In parallel, over 500 former employees of LFR have filed individual labor actions against Atmel Rousset in the labor court in Aix-en-Provence, France (the “Individual Labor Actions”) based on allegations similar to the allegations made in the other litigations. We believe the claims in the Paris Action, the New York Action, and the Individual Labor Actions are and were without merit, specious and defamatory. Nonetheless, if LFR and its judicially-appointed representative, or the LFR employees (whether individually or as a class), were successful in their attempt to recover substantial damages against us, payment of those damages, if payment were ever required or if any damages award were ever capable of enforcement, could have a material adverse effect on our results of operations, financial condition and liquidity.

OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY AFFECT OUR CASH POSITION AND OPERATING CAPITAL.

We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The projected benefit obligation totaled $49.8 million at December 31, 2014 and $38.9 million at December 31, 2013. The plans are unfunded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.5 million in 2015 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value of our goodwill may not be recoverable. At December 31, 2014, we had $191.1 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2014 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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

We are also subject to continued examination of our income tax returns by the Internal Revenue Service and other foreign and domestic tax authorities and typically have a number of open audits under way at any time. See Note 12 of Notes to Consolidated Financial Statements. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. While we believe that the resolution of these audits will not have a material adverse effect on our results of operations, the outcome is subject to significant uncertainties. If we are unable to obtain agreements with the tax authority on the various proposed adjustments, there could be a material adverse effect on our results of operations, cash flows and financial position.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
At December 31, 2014, we owned the following facilities:

Number of Buildings	Location	Total Square Feet	Use
6	Colorado Springs, Colorado	603,000	Wafer fabrication, research and development, marketing, product design, final product testing.
4	Heilbronn, Germany	778,000	Research and development, marketing and product design. Primarily leased to other companies.
2	Calamba City, Philippines	338,000	Probe operations and final product testing.
6	Rousset, France	1,038,000	Research and development, marketing and product design.
We lease our corporate headquarters in San Jose, California under a long-term lease.
In addition to the facilities we own, we lease numerous research and development facilities and sales offices in North America, Europe and Asia. We believe that existing facilities are adequate for our current requirements.
We do not identify facilities or other assets by operating segment. Each facility serves or supports multiple products and our product mix changes frequently.

ITEM 3. LEGAL PROCEEDINGS

We are party to various legal proceedings. Our management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations and statements of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described in Note 11 of Notes to Consolidated Financial Statements, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows. For more information regarding certain of these proceedings, see Note 11 of Notes to Consolidated Financial Statements, which is incorporated by reference into this Item. We accrue for losses related to litigation that we consider probable and for which the loss can be reasonably estimated. In the event that a loss cannot be reasonably estimated, we do not accrue for such losses. As we continue to monitor these matters or other matters that were not deemed material as of December 31, 2014, our determination could change, however, and we may decide, at some future date, to establish an appropriate reserve. With respect to each of the matters described in Note 11 of Notes to Consolidated Financial Statements, except where noted otherwise, management has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at December 31, 2014. Our management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. Except as otherwise noted in Note 11 of Notes to Consolidated Financial Statements, our management does not believe that the amount of loss or a range of possible losses is reasonably estimable.

French Insolvency-Related Litigation - LFoundry and Atmel Rousset. In June 2010, our French subsidiary, Atmel Rousset S.A.S. (“Atmel Rousset”), sold its wafer manufacturing facility in Rousset, France to LFoundry GmbH (“LF”). In connection with this transaction, Atmel Rousset also executed, among other agreements, a take-or-pay supply agreement (the “Supply Agreement”) requiring Atmel Rousset or its affiliates to purchase wafers from LF’s subsidiary, LFoundry Rousset S.A.S. ("LFR"), which operated the facility; Atmel Rousset’s commitment under that Supply Agreement was fully satisfied in mid-2013. On June 26, 2013, LFR filed an insolvency declaration with the Commercial Court of Paris (the “Paris Court”). Two months later, on August 22, 2013, Atmel Rousset received a petition through which LFR, by its judicially-appointed receivers and administrator (collectively, “Administrator”), sought to extend the bankruptcy proceedings to include Atmel Rousset. On February 12, 2014, the Paris Court rejected the Administrator’s petition in its entirety. The period within which the Administrator was legally entitled to appeal this matter has expired, and the matter is concluded.
French Insolvency-Related Litigation - LFoundry and Atmel Corporation, et al. On June 26, 2013, LFR filed an insolvency declaration with the Paris Court, as described above under “Legal Proceedings - French Insolvency-Related Litigation - LFoundry and Atmel Rousset.” On September 6, 2013, LFR’s judicially-appointed receivers submitted a further petition to the Paris Court seeking to hold the Company and its subsidiary Atmel B.V. jointly and severally liable to LFR for damages in the approximate amount of 135 million Euros. LFR alleged that the Company and Atmel B.V. defrauded LFR (x) in connection with Atmel Rousset’s 2010 sale of its manufacturing facility to LF, the German parent of LFR, and (y) through their business conduct with LFR after the sale. The Company and Atmel B.V. considered LFR’s claims specious, defamatory and devoid of merit, based on the following facts among others: (a) neither was a party to the sale transaction or the supply agreement executed in conjunction with the transaction; (b) the sale transaction, when consummated in 2010, fully complied with all applicable French laws; (c) the assets transferred by Atmel Rousset to LFR had a net value at the time of sale in excess of 80 million Euros, as confirmed, prior to the sale, by an independent auditor appointed by the Paris Court; (d) LFR assumed no debt in connection with the transaction; (e) LF was, at the time of the transaction, a financially stable and experienced foundry operator; (f) Atmel Rousset’s Workers’ Council (representing all Atmel Rousset employees prior to the sale), after receiving detailed information about LF and the transaction, and the analysis of its own independent financial expert, unanimously approved the transaction; (g) Atmel Rousset (or its affiliates) fully satisfied its commitment to purchase wafers from LFR, as acknowledged by LFR, by mid-2013; (h) in the three years after the sale, LFR received from Atmel Rousset (or present and past affiliates) payments for wafers and other services aggregating more than $400 million; and (i) any failure by LFR to diversify its revenue stream or reduce its dependence on Atmel Rousset over the course of three years resulted solely from ineffectual LFR management. On December 26, 2013, LFR suspended operations and commenced a judicially-supervised liquidation. On October 6, 2014, the Paris Court granted a request by LFR’s judicially-appointed liquidator to dismiss LFR’s petition without prejudice.

Southern District of New York Action by LFR and LFR Employees. On March 4, 2014, LFR and Jean-Yves Guerrini, on behalf of himself and a putative class of former LFR employees, filed an action in the United States District Court for the Southern District of New York against the Company, Atmel Rousset and LF, LFR’s German parent. An amended complaint was filed on November 4, 2014, and, like the original complaint, seeks significant damages in connection with claims for violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), RICO conspiracy, fraud, tortious interference with contract, trespass to chattels, and to void Atmel Rousset’s 2010 sale of its wafer manufacturing facility to LF. The asserted claims are predicated on the same factual allegations as the matter described above in “French Insolvency-Related Litigation - LFoundry and Atmel Corporation et al.,” and are similarly devoid of merit. On November 25, 2014, the Company moved to dismiss the First Amended Complaint. The Company and Atmel Rousset will defend vigorously against these claims, and intend to assert counterclaims and seek other relief, as appropriate.

Individual Labor Actions by former LFR Employees. Over 500 former employees of LFR have filed individual labor actions against Atmel Rousset in the labor court in Aix-en-Provence, France. As of December 31, 2014, the claimants had not yet provided the legal arguments underpinning their claims, although management believes each will argue that Atmel Rousset, together with LFR, was their co-employer. Atmel Rousset believes each of these actions is devoid of merit and based substantially on the same specious arguments already rejected in the French Insolvency-Related Litigation-LFoundry and Atmel Rousset, as described above. Atmel Rousset therefore intends to defend vigorously each of these claims.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market's Global Select Market under the symbol "ATML." The last reported price for our stock on January 31, 2015 was $8.33 per share. The following table presents the high and low sales prices per share for our common stock as quoted on The NASDAQ Global Select Market for the periods indicated.

	High	Low
Year ended December 31, 2013:
First Quarter	$7.28	$6.13
Second Quarter	$8.20	$6.07
Third Quarter	$8.03	$7.13
Fourth Quarter	$7.83	$6.58
Year ended December 31, 2014:
First Quarter	$8.83	$7.44
Second Quarter	$9.63	$7.58
Third Quarter	$9.51	$8.02
Fourth Quarter	$8.50	$6.50
As of January 31, 2015, there were approximately 1,235 stockholders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
On February 4, 2015, we announced that we intended to pay, on March 26, 2015, a quarterly cash dividend in the amount of $0.04 per common share to stockholders of record as of March 16, 2015.
There were no sales of unregistered securities in fiscal 2014.
The following table provides information about the repurchase of our common stock during the three months ended December 31, 2014, pursuant to our Stock Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1 - October 31	—	—	—	$230,987,783
November 1 - November 30	2,373,228	$7.53	2,373,228	$213,107,132
December 1 - December 31	498,800	$8.06	498,800	$209,087,083
 _________________________________________
(1)Represents the average price paid per share ($) exclusive of commissions.
(2)Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.
(3)These amounts correspond to a plan announced in August 2010 when our Board of Directors authorized the repurchase of up to $200.0 million of common stock. Since that date, Atmel's Board of Directors has increased that repurchase program by an additional $800.0 million in aggregate. As of January 31, 2015, there was approximately $209.1 million remaining under our existing stock repurchase program, which does not have an expiration date. Shares repurchased under the program may be retired or retained as treasury shares. Amounts remaining to be purchased are exclusive of commissions.

ITEM 6. SELECTED FINANCIAL DATA
The following tables include selected summary financial data for each of our last five years. This data is not necessarily indicative of results of future operations and should be read in conjunction with Item 8 - Financial Statements and Supplementary Data and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. The consolidated statement of operations data for 2014, 2013, and 2012 and the consolidated balance sheet data for 2014 and 2013 are derived from our audited financial statements that are included in this Form 10-K. The consolidated statement of operations data for 2011 and 2010 and the consolidated balance sheet data for 2012, 2011 and 2010 are derived from our audited consolidated financial statements that are not included in this Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
		(in thousands, except for per share data)
Net revenue	$1,413,334	$1,386,447	$1,432,110	$1,803,053	$1,644,060
Cost of revenue	$794,704	$812,822	$830,791	$894,820	$915,876
Income (loss) from operations before income taxes(1)(3)(4)	$57,226	$(513)	$42,238	$381,190	$116,352
Net income (loss)	$35,208	$(22,055)	$30,445	$314,990	$423,075
Less: net income attributable to noncontrolling interest, net of taxes	$(3,013)	$—	$—	$—	$—
Net income (loss) attributable to Atmel	$32,195	$(22,055)	$30,445	$314,990	$423,075
Basic net income (loss) per share attributable to Atmel:
Net income (loss) per share	$0.08	$(0.05)	$0.07	$0.69	$0.92
Weighted-average shares used in basic net income (loss) per share calculations	419,103	427,460	433,017	455,629	458,482
Diluted net income (loss) per share attributable to Atmel:
Net income (loss) per share	$0.08	$(0.05)	$0.07	$0.68	$0.90
Weighted-average shares used in diluted net income (loss) per share calculations	420,910	427,460	437,582	462,673	469,580

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cash and cash equivalents	$206,937	$276,881	$293,370	$329,431	$501,455
Cash and cash equivalents and short-term investments	$206,937	$279,062	$296,057	$332,510	$521,029
Fixed assets, net (2)	$158,281	$184,983	$221,044	$257,070	$260,124
Total assets	$1,362,304	$1,352,526	$1,433,533	$1,526,598	$1,650,042
Long-term debt and capital lease obligations, less current portion	$75,002	$7,010	$5,602	$4,599	$3,976
Stockholders’ equity	$869,999	$937,927	$996,638	$1,082,444	$1,053,056

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

(2)
Fixed assets, net was reduced as of December 31, 2014, 2013 and 2010 as a result of the asset impairment charges of $25.3 million, $7.5 million and $11.9 million for the years then ended, respectively.

(3)
We recorded pre-tax, share-based compensation expense of $59.7 million, $43.1 million, $72.4 million, $68.1 million and $60.5 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively, excluding acquisition-related stock compensation expenses.

(4)	We recorded $13.8 million, $5.5 million, $7.4 million, $5.4 million and $1.6 million in acquisition-related charges for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements” and “Financial Statement Schedules" and "Supplementary Financial Data” included in this Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2015 and beyond. Our statements regarding the following matters also fall within the meaning of “forward-looking” statements and should be considered accordingly: the expansion of the market for microcontrollers, revenue for our maXTouch® products, our gross margin expectations and trends, anticipated revenue by geographic area and the ongoing transition of our revenue base to Asia, expectations or trends involving our operating expenses, capital expenditures, cash flow and liquidity, our factory utilization rates, the effect and timing of new product introductions, our ability to access independent foundry capacity and the corresponding financial condition and operational performance of those foundry partners, including insolvencies of, and litigation related to European foundry suppliers, the effects of our strategic transactions and restructuring efforts, the estimates we use in respect of the amount and/or timing for expensing unearned share-based compensation and similar estimates related to our performance-based restricted stock units, our expectations regarding tax matters and related tax audits, the outcome of litigation (including intellectual property litigation in which we may be involved or in which our customers may be involved, especially in the mobile device sector) and the effects of exchange rates and our ongoing efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A - Risk Factors, and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “should,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements in this Form 10-K.

OVERVIEW

     We are one of the world’s leading designers, developers and suppliers of microcontrollers, which are self-contained computers-on-a-chip. Microcontrollers are generally less expensive, consume less power and offer enhanced programming capabilities compared to traditional microprocessors. Our microcontrollers and related products are used in many of the world’s leading industrial, consumer and automotive electronic products, mobile computing and communications devices, including smartphones, tablets and personal computers, and other electronics products in which they provide core, embedded processing functionalities for, among other things, system control and interface functions, touch and proximity sensing, sensor management, security, encryption and authentication, wireless connectivity and battery management. With our microcontroller, encryption and wireless technologies, and the systems, combinations and modules we can offer with those stand-alone or integrated capabilities, we believe that we have a compelling set of products for the “Internet of Things,” where smart, connected devices and appliances seamlessly and securely share data and information. These products are also well suited for the “wearables” sector, where our microcontrollers may be used to manage multiple accelerometers or sensors within a device, to communicate information from that device to a gateway, or to track or monitor other activities. We also continue to seek opportunities to enhance human machine interaction, or HMI, by leveraging our touch experience, our microcontroller know-how and our significant intellectual property ("IP") portfolio. In addition, we design and sell other semiconductor products that complement our microcontroller business, including nonvolatile memory, radio frequency and mixed-signal components and application specific integrated circuits. Our product portfolio allows us to address a broad range of high growth applications, including, for example, industrial, building and home electronics systems, smart meters used for utility monitoring and billing, commercial, residential and architectural LED-based lighting systems, touch panels used in household and industrial appliances, medical devices, aerospace and military products and systems, and a growing universe of electronic-based automotive systems where semiconductor content has increased rapidly. We believe the market for microcontrollers that offer integrated security, encryption and wireless functions will continue to grow. That growth offers us significant emerging opportunities in the “Internet of Things,” “wearables,” automotive and HMI markets in addition to the industrial, consumer, aerospace and communications sectors in which we have historically participated.

During the fourth quarter of 2014, management undertook a strategic review of the XSense business. We assessed our assets for possible impairment as changes in circumstances indicated that the carrying value of our assets might not be recoverable. As a result, we recognized a non-cash impairment charge of $26.6 million primarily related to production equipment used in that business. On February 4, 2015, we announced our decision to exit the XSense business. See Note 6 of Notes to Consolidated Financial Statements for further discussion. We expect to incur restructuring charges in 2015 related to workforce reductions anticipated to occur with respect to our decision to exit the XSense business.

On February 4, 2015, we also announced the first quarterly cash dividend payment, in the amount of $0.04 per common share, in our 30-year history.

Approximately 20% of our 2014 revenue was generated in the Euro currency and approximately 18% of our 2014 operating expenses were incurred in Euro and other non-U.S. currencies. The exchange rate for the Euro against the U.S. dollar declined from 1.38 Euros to the dollar at January 1, 2014 to 1.22 Euros to the dollar at December 31, 2014. It is possible that the exchange rate will decline further in 2015. Decreases in the value of the Euro against the U.S. dollar may cause a reduction in our reported revenue and gross margin. Those same decreases may also cause reductions in our operating costs, although those decreases may not fully offset decreases in gross margin. See Item 1A - Risk Factors for further discussion.

During the year ended December 31, 2014, we repurchased 16.3 million shares of our common stock in the open market and subsequently retired those shares under our existing stock repurchase program. As of December 31, 2014, $209.1 million remained available for repurchasing common stock under this program.

RESULTS OF OPERATIONS

	Years Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	(in thousands, except for percentage of net revenue)
Net revenue	$1,413,334	100.0%	$1,386,447	100.0%	$1,432,110	100.0%
Gross margin	618,630	43.8%	573,625	41.4%	601,319	42.0%
Research and development	274,568	19.4%	266,408	19.2%	251,519	17.6%
Selling, general and administrative	262,031	18.5%	237,559	17.1%	275,257	19.2%
Acquisition-related charges	13,767	1.0%	5,534	0.4%	7,388	0.5%
Restructuring charges	13,882	1.0%	50,026	3.6%	23,986	1.7%
(Recovery) impairment of receivables due from foundry supplier	(485)	—%	(600)	—%	6,495	0.5%
Credit from reserved grant income	—	—%	—	—%	(10,689)	(0.7)%
Gain on sale of assets	(4,364)	(0.3)%	(4,430)	(0.3)%	—	—%
Settlement charges	—	—%	21,600	1.6%	—	—%
Income (loss) from operations	$59,231	4.2%	$(2,472)	(0.2)%	$47,363	3.3%

Net Revenue

Our net revenue totaled $1,413.3 million for the year ended December 31, 2014, an increase of 2%, or $26.9 million, from $1,386.4 million in net revenue for the year ended December 31, 2013. Revenue for the year ended December 31, 2014 was higher than 2013 primarily due to revenue growth in the microcontroller and nonvolatile memory segments offset by decline in revenue in our multi-market and other segment.

Our net revenue totaled $1,386.4 million for the year ended December 31, 2013, a decrease of 3%, or $45.7 million, from $1,432.1 million in net revenue for the year ended December 31, 2012. Revenue for the year ended December 31, 2013 was lower than 2012 primarily as a result of the sale of our Serial Flash product line in September 2012.

Net revenue denominated in Euros was 20%, 21% and 19% of total net revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Average exchange rates utilized to translate foreign currency revenue and expenses in Euros were approximately 1.34, 1.32 and 1.29 Euros to the dollar for the years ended December 31, 2014, 2013 and 2012, respectively.

Net Revenue — By Operating Segment

Our net revenue by operating segment is summarized as follows:

	Years Ended
	December 31, 2014	December 31, 2013	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$994,069	$958,471	$35,598	4%
Nonvolatile Memory	166,768	153,363	13,405	9%
Automotive	153,221	159,774	(6,553)	(4)%
Multi-Market and Other	99,276	114,839	(15,563)	(14)%
Total net revenue	$1,413,334	$1,386,447	$26,887	2%

	Years Ended
	December 31, 2013	December 31, 2012	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$958,471	$959,742	$(1,271)	—%
Nonvolatile Memory	153,363	208,434	(55,071)	(26)%
Automotive	159,774	147,222	12,552	9%
Multi-Market and Other	114,839	116,712	(1,873)	(2)%
Total net revenue	$1,386,447	$1,432,110	$(45,663)	(3)%

Microcontroller

Microcontroller segment net revenue increased 4% to $994.1 million for the year ended December 31, 2014 compared to $958.5 million for the year ended December 31, 2013. Revenue increased primarily as a result of stronger demand from the industrial, automotive and communications end markets and the inclusion of revenue from Newport Media, Inc. ("NMI"), which we acquired in July 2014. Microcontroller net revenue represented 70%, 69% and 67% of total net revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

Microcontroller segment net revenue decreased to $958.5 million for the year ended December 31, 2013 compared to $959.7 million for the year ended December 31, 2012.

Nonvolatile Memory

Nonvolatile Memory segment net revenue increased 9% to $166.8 million for the year ended December 31, 2014 compared to $153.4 million for the year ended December 31, 2013. The increase was mainly due to stronger demand for our EEPROM products and secure cryptographic products.

Nonvolatile Memory segment net revenue decreased 26% to $153.4 million for the year ended December 31, 2013 from $208.4 million for the year ended December 31, 2012. The decrease was primarily due to the lower demand in our serial EE products and the sale of our Serial Flash product line which accounted for 19% of total Nonvolatile Memory segment revenue for the year ended December 31, 2012.

Automotive

Automotive segment net revenue decreased 4% to $153.2 million for the year ended December 31, 2014 from $159.8 million for the year ended December 31, 2013. This decrease was primarily related to a decline in our legacy products that are approaching end-of-life, partially offset by an increase in demand for our RF automotive products.

Automotive segment net revenue increased 9% to $159.8 million for the year ended December 31, 2013 from $147.2 million for the year ended December 31, 2012. This increase was primarily related to an increase in demand for our high-voltage products, partially offset by a decline in demand for legacy GPS products.

Multi-Market and Other

Multi-Market and Other segment net revenue decreased to $99.3 million for the year ended December 31, 2014 compared to $114.8 million for the year ended December 31, 2013. The decrease resulted primarily from a decline in our aerospace business.

Multi-Market and Other segment net revenue decreased 2% to $114.8 million for the year ended December 31, 2013 from $116.7 million for the year ended December 31, 2012. This decrease was primarily due to a decrease in demand for our legacy custom and programmable products, partially offset by an increase in demand for our aerospace products specifically space and military/aerospace products.
Net Revenue by Geographic Area
Our net revenue by geographic area for the year ended December 31, 2014, compared to the years ended December 31, 2013 and 2012, is summarized in the table below. Revenue is attributed to regions based on the location to which we ship. See Note 14 of Notes to Consolidated Financial Statements for further discussion.

	Years Ended
	December 31, 2014	December 31, 2013	Change	% Change
	(in thousands, except for percentages)
Asia	811,721	$818,703	$(6,982)	(1)%
Europe	359,214	354,409	4,805	1%
United States	211,532	192,878	18,654	10%
Other*	30,867	20,457	10,410	51%
Total net revenue	$1,413,334	$1,386,447	$26,887	2%

	Years Ended
	December 31, 2013	December 31, 2012	Change	% Change
	(in thousands, except for percentages)
Asia	$818,703	$862,901	$(44,198)	(5)%
Europe	354,409	353,377	1,032	—%
United States	192,878	189,699	3,179	2%
Other*	20,457	26,133	(5,676)	(22)%
Total net revenue	$1,386,447	$1,432,110	$(45,663)	(3)%
_________________________________________
*  Primarily includes South Africa, and Central and South America

Net revenue outside the United States accounted for 85%, 86% and 87% of our net revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

Our net revenue in Asia decreased $7.0 million, or 1%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease was primarily due to weaker demand for the mobility and consumer end markets, partially offset by stronger demand for the industrial end market.

Our net revenue in Asia decreased $44.2 million, or 5%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. The decrease was primarily due to the sale of our Serial Flash product line in September 2012 and the loss of revenue related to that business. Net revenue for the Asia region was 58%, 59% and 60% of total net revenue for the year ended December 31, 2014, 2013 and 2012, respectively.

Our net revenue in Europe increased $4.8 million, or 1%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase resulted primarily from stronger demand in the automotive and consumer end markets.

Our net revenue in Europe remained relatively flat for the year ended December 31, 2013, compared to the year ended December 31, 2012. Net revenue for the Europe region was 25%, 26% and 25% of total net revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

Our net revenue in the United States increased by $18.7 million, or 10%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to increased demand in the automotive and consumer end markets.

Our net revenue in the United States increased by $3.2 million, or 2%, for the year ended December 31, 2013, compared to the year ended December 31, 2012 primarily due to increased demand for microcontrollers partially offset by the sale of our Serial Flash product line in September 2012 and the loss of revenue related to that business. Net revenue for the U.S. region was 15%, 14% and 13% of total net revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

Revenue and Costs — Impact from Changes to Foreign Exchange Rates

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies, primarily Euros, was 20%, 21% and 19% of our total net revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

Costs denominated in foreign currencies were 18%, 18% and 19% of our total costs for the years ended December 31, 2014, 2013 and 2012, respectively.

Average exchange rates utilized to translate foreign currency revenue and expenses denominated in Euros were approximately 1.34, 1.32 and 1.29 Euros to the dollar for the years ended December 31, 2014, 2013 and 2012, respectively.

For the year ended December 31, 2014, changes in foreign exchange rates based on the average exchange rates referred to above had a favorable overall effect on our operating results. Our net revenue for the year ended December 31, 2014, however, would have been approximately $3.7 million lower had the average exchange rate in such year remained the same as the average rate in effect for the year ended December 31, 2013. Our income from operations would have been approximately $3.1 million lower had the average exchange rate in the year ended December 31, 2014 remained the same as the average exchange rate in the year ended December 31, 2013.

The exchange rate for the Euro against the U.S. dollar declined from 1.38 Euros to the dollar at January 1, 2014 to 1.22 Euros to the dollar at December 31, 2014. Additionally, we have seen further decline in the exchange rate in early 2015. Decreases in the value of the Euro to the U.S. dollar may cause a reduction in our reported revenue.

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

Gross Margin

Gross margin was 43.8% for the year ended December 31, 2014 compared to 41.4% for the year ended December 31, 2013, primarily due to manufacturing cost improvements and conclusion of our legacy “take-or-pay” wafer supply agreements. These improvements were partially offset by a $3.5 million loss, net of insurance recovery, related to the manufacturing facility damage and unplanned shutdown at our Colorado Springs plant that occurred in December 2013 and continued into early 2014. We expect to realize further gross margin benefit through 2015 from ongoing cost reductions and improved utilization.

We assessed our XSense assets in the fourth quarter of 2014 for possible impairment as changes in circumstances indicated that the carrying value of our assets might not be recoverable. As a result, we recognized a non-cash impairment charge of $25.3 million primarily related to production equipment used in that business and $1.3 million related to write-off of an equipment deposit. That impairment charge and write-off have been included in the consolidated statements of operations as cost of revenue.

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

Inventory increased to $278.2 million at December 31, 2014 from $275.0 million at December 31, 2013. The increase was driven by an increase in raw material on hand in alignment with an upturn in factory activity. In addition, inventory build related to the conclusion of our legacy "take-or-pay" wafer supply agreements ended in 2013 resulting in improved alignment, throughout 2014, between customer demand and inventory on hand. As a result, we recorded lower inventory write-downs for potentially unsellable inventory. Inventory write-downs, if undertaken, may affect our results of operations, including gross margin, depending on the nature of those adjustments. If the demand for certain semiconductor products declines or does not materialize as we expect, we could be required to record additional write-downs, which would adversely affect our gross margin.

 For the year ended December 31, 2014, we manufactured approximately 58% of our products in our own wafer fabrication facility compared to 52% for the year ended December 31, 2013.

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

Research and Development

Research and development ("R&D") expenses increased 3%, or $8.2 million, to $274.6 million for the year ended December 31, 2014 from $266.4 million for the year ended December 31, 2013. R&D expenses increased, compared to the same period in 2013, primarily due to R&D expense related to our acquisition of NMI and the reversal of share-based compensation expense allocated to R&D as a result of not meeting performance targets under our 2011 Long-Term Incentive Plan. Those increases were partially offset by higher R&D tax credits. As a percentage of net revenue, R&D expenses totaled 19% for both the years ended December 31, 2014 and December 31, 2013.

R&D expenses increased 6%, or $14.9 million, to $266.4 million for the year ended December 31, 2013 from $251.5 million for the year ended December 31, 2012. This increase was primarily due to higher material expense required for the continued development of XSense products. R&D expenses for the year ended December 31, 2013, were unfavorably affected by approximately $2.1 million of foreign exchange rate fluctuations, compared to rates in effect for the year ended December 31, 2012. As a percentage of net revenue, R&D expenses totaled 19% for the year ended December 31, 2013, compared to 18% for the year ended December 31, 2012.

We receive R&D grants from various European research organizations, the benefit of which is recognized as an offset to related research and development costs. We recognized benefits of $4.0 million, $5.0 million and $4.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased 10%, or $24.5 million, to $262.0 million for the year ended December 31, 2014 from $237.6 million for the year ended December 31, 2013. The increase of SG&A expenses, compared to the same period in 2013, primarily related to the reversal of shared-based compensation expense allocated to SG&A in the year ended December 31, 2013 as we did not meet our performance targets under our 2011 Long-Term Incentive Plan and the write-off of a doubtful accounts receivable from a contract manufacturer in 2014. As a percentage of net revenue, SG&A expenses totaled 19% for the year ended December 31, 2014, compared to 17% for the year ended December 31, 2013.

SG&A expenses decreased 14%, or $37.7 million, to $237.6 million for the year ended December 31, 2013 from $275.3 million for the year ended December 31, 2012. The decrease in SG&A expense was primarily due to lower share-based compensation, reduced legal fees and reduced employee-related costs resulting from restructuring activities. SG&A expenses were unfavorably affected by approximately $1.3 million of foreign exchange rate fluctuations, compared to rates in effect for the year ended December 31, 2012. As a percentage of net revenue, SG&A expenses totaled 17% for the year ended December 31, 2013, compared to 19% for the year ended December 31, 2012.

Share-Based Compensation

We primarily issue restricted stock units to our employees as equity compensation. Employees may also participate in an Employee Stock Purchase Program ("ESPP") that offers the ability to purchase stock through payroll withholdings at a discount to the market price. We did not issue stock options to our employees as equity compensation in any of the years ended December 31, 2014, 2013 and 2012. Share-based compensation expense for any stock options and ESPP shares is based on the fair value of the award at the measurement date (grant date). The compensation amount for those options is calculated using a Black-Scholes option valuation model.

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

The following table summarizes share-based compensation included in operating results:

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands)
Cost of revenue	$6,356	$5,889	$8,052
Research and development	17,569	14,852	22,825
Selling, general and administrative	35,754	22,383	41,565
Total share-based compensation expense, before income taxes	59,679	43,124	72,442
Tax benefit	(11,423)	(7,707)	(12,060)
Total share-based compensation expense, net of income taxes	$48,256	$35,417	$60,382

In December 2014, we adopted the Atmel 2015 Long-Term Performance-Based Incentive Plan (the “2015 Plan”), which provides for the grant of performance-based restricted stock units to certain participants. Performance metrics for the 2015 Plan are based on our publicly-reported non-GAAP earnings per share growth rate from 2014 to 2015 (calculated for the fiscal years ended 2014 and 2015, respectively) compared to the adjusted earnings per share growth rates of companies included within the Philadelphia Semiconductor Sector Index during the same period. Vesting of performance-based restricted stock units under the 2015 Plan is expected to commence, assuming achievement of the underlying performance metrics, in the first calendar quarter of 2016.

In December 2013, we adopted the Atmel 2014 Long-Term Performance-Based Incentive Plan (the “2014 Plan”), which provided for the grant of performance-based restricted stock units using metrics based principally on corporate level and business unit non-GAAP gross margin performance. We recorded total share-based compensation expense related to performance-based restricted stock units of $2.6 million under the 2014 Plan in the year ended December 31, 2014.

The performance period under our 2011 Plan, adopted in May 2011, ended on December 31, 2013. We recognized a share-based compensation expense of $0.6 million and a share-based compensation credit of $14.5 million under the 2011 Plan in the years ended December 31, 2014 and 2013, respectively. The credit recorded in the year ended December 31, 2013 resulted from finalizing our estimates regarding the achievement of certain performance criteria established under the 2011 Plan and increasing our forfeiture rate estimates for those performance-based restricted stock units. We recorded total share-based compensation expense related to performance-based restricted stock units of $12.7 million under the 2011 Plan in the year ended December 31, 2012.

Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding.

Acquisition-Related Charges (Credit)

We recorded total acquisition-related charges of $13.8 million, $5.5 million and $7.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to our acquisitions of NMI in July 2014, Integrated Device Technology (“IDT”) in March 2013 and Ozmo, Inc. ("Ozmo") in December 2012.

Included in those acquisition-related charges is amortization of $8.9 million, $6.0 million and $5.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog. We estimate that charges related to amortization of intangible assets will be approximately $11.4 million for 2015.

We also recorded other compensation related charges (credit) for these acquisitions of $2.3 million, $(0.5) million and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to our acquisitions noted above.

 Restructuring Charges

The following table summarizes the activity related to the accrual for restructuring charges detailed by event:

December 31, 2014

	Q2'10	Q2'12	Q1'13	Q3'13	Q3'14	Q4'14	Total 2014 Activity
	(in thousands)
Balance at January 1, 2014 - Restructuring Accrual	$281	$897	$22,949	$1,314	$—	$—	$25,441
Charges (credits) - Employee termination costs, net of change in estimate	—	—	(2,077)	(292)	1,397	14,854	13,882
Non-cash - Other	—	—	—	—	(321)	—	(321)
Payments - Employee termination costs	—	(878)	(16,773)	(1,018)	(55)	(346)	(19,070)
Payments - Other	—	—	—	—	—	—	—
Foreign exchange (gain) loss	—	—	(111)	5	(101)	—	(207)
Balance at December 31, 2014 - Restructuring Accrual	$281	$19	$3,988	$9	$920	$14,508	$19,725

December 31, 2013

	Q2'10	Q2'12	Q4'12	Q1'13	Q3'13	Total 2013 activity
	(in thousands)
Balance at January 1, 2013 - Restructuring Accrual	$439	$7,418	$8,365	$—	$—	$16,222
Charges (credits) - Employee termination costs, net of change in estimate	—	(13)	(1,720)	44,084	2,043	44,394
Charges - Other	—	—	—	453	—	453
Payments - Employee termination costs	(158)	(6,508)	(6,400)	(21,873)	(723)	(35,662)
Payments - Other	—	—	(229)	(453)	—	(682)
Foreign exchange (gain) loss	—	—	(16)	738	(6)	716
Balance at December 31, 2013 - Restructuring Accrual	$281	$897	$—	$22,949	$1,314	$25,441

Non-cash charges (see discussion below)	$—	$—	$68	$5,111	$—	$5,179

December 31, 2012

	Q3'08	Q2'10	Q2'12	Q4'12	Total 2012 activity
	(in thousands)
Balance at January 1, 2012 - Restructuring Accrual	$301	$1,846	$—	$—	$2,147
Charges - Employee termination costs, net of change in estimate	—	924	11,724	10,843	23,491
Charges - Other	—	—	—	495	495
Payments - Employee termination costs	(301)	(1,902)	(4,486)	(2,973)	(9,662)
Foreign exchange (gain) loss	—	(429)	180	—	(249)
Balance at December 31, 2012 - Restructuring Accrual	$—	$439	$7,418	$8,365	$16,222

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

2014 Restructuring Charges

Restructuring charges were recorded in the third and fourth quarter of 2014. The charges primarily related to workforce reductions in France. These actions were intended to align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. In connection with formulating this restructuring plan, during the third and fourth quarters of 2014, we confidentially negotiated and developed a “social plan” in coordination and consultation with the local Works Council. This social plan, which is subject to French law, set forth general parameters, terms and benefits for both voluntary and involuntary employee dismissals.

We expect to incur restructuring charges in 2015 related to workforce reductions anticipated to occur with respect to our decision to exit the XSense business.

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

U.S. and Norway

Restructuring charges recorded in the third quarter of 2013 were primarily related to workforce reductions in the U.S. and Norway amounting to $2.0 million. The workforce reductions were designed to further align operating expenses with macroeconomic conditions and revenue outlook, and to improve operational efficiency, competitiveness and business profitability. Restructuring charges related to these workforce reductions were paid to affected employees after their dismissal date.

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

Based on the information available to us as of the date of this Form 10-K and the dates on which employees affected by the restructuring are currently expected to cease their service with us, and assuming the absence of material labor discord, litigation or other unforeseen issues arising with respect to these matters, savings in 2014 from our previously disclosed restructuring actions were approximately $42.0 million, comprising approximately $19.0 million from cost of sales, approximately $15.0 million from research and development expense and approximately $8.0 million from selling, general and administrative expense. We expect, to the extent consistent with our assumptions regarding these matters as discussed above and assuming no other material changes in our business, incremental annual savings after these restructuring actions have been completed of approximately $9.0 million per year, comprising approximately $4.0 million from cost of sales, approximately $3.0 million from research and development expense and approximately $2.0 million from selling, general and administrative expense. These amounts do not include savings we expect to realize resulting from our decision to exit the XSense business. Actual savings realized may, however, differ if our assumptions are incorrect or if other unanticipated events occur. Savings may also be offset, or additional expenses incurred, if, and when, we make additional investments in labor, materials or capital in our business in the future; savings achieved in connection with one series of restructuring activities may not necessarily be indicative of savings that may be realized in other restructuring activities. Nor may the timing of savings realized in connection with our restructuring actions be similar to, or consistent with, the timing of benefits realized in other restructuring activities that we may undertake at any time.

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

Gain on Sale of Assets

In connection with our 2007 sale of land and other assets in North Tyneside, England, we had previously sold a portion of our net operating loss carryforwards related to our North Tyneside operations. Following the closure by the relevant tax authorities of matters relating to the surrender of those net operating losses, we recorded a gain of $4.4 million, net of related fees of $0.5 million, as gain on sale of assets and $1.3 million as interest income in our consolidated statement of operations for the year ended December 31, 2014. See Note 15 of Notes to Consolidated Financial Statements for further discussion.

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

Interest and Other Income (Expense), Net

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands)
Interest and other (expense) income	$(199)	$1,911	$(1,358)
Interest expense	(2,618)	(2,208)	(4,130)
Foreign exchange transaction gains	812	2,256	363
Total	$(2,005)	$1,959	$(5,125)

Interest and other income (expense), net, resulted in expense of $2.0 million for the year ended December 31, 2014 compared to an income of $2.0 million for the year ended December 31, 2013 primarily due to higher interest and other expense and lower net foreign exchange gains. Included in interest expense was $0.9 million of expense due to borrowings under the Credit Agreement which was used in our acquisition of NMI. Included in interest and other (expense) income, was our proportionate share of losses from an investment in a privately-held company that provides facilities services to our site in Heilbronn Germany; these losses were accounted for under the equity method and equaled $2.0 million for the year ended December 31, 2014. The losses were partially offset by interest income of $1.3 million from the finalization of the sale of North Tyneside net operating losses. We continue to have balance sheet exposures in foreign currencies subject to exchange rate fluctuations and may incur further gains or losses in the future as a result of such foreign exchange exposures.

Interest and other expense, net, for the year ended December 31, 2013 resulted in income of $2.0 million when compared to the same period in 2012, primarily due to lower interest expense, lower loss from an equity investment in a privately held entity and higher foreign exchange gains.

Provision for Income Taxes
We recorded a provision for income taxes of $22.0 million, $21.5 million and $11.8 million in the years ended December 31, 2014, 2013 and 2012, respectively. For the year ended December 31, 2014, the effective tax rate is higher than the 35% U.S. federal statutory income tax rate primarily due to higher taxes and related reserves in non-U.S. jurisdictions, partially offset by the benefit of the U.S. research and development tax credit, which was reinstated in Q4 2014. For the year ended December 31, 2013, the effective tax rate was higher than the 35% U.S. federal statutory rate primarily due to tax reserves related to an ongoing non-U.S audit and a non-U.S. audit settlement. For the year ended December 31, 2012, the effective tax rate was lower than the U.S. federal statutory income tax rate of 35% primarily due to income recognized in lower tax rate jurisdictions.
We regularly assess our tax provision in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. We have tax audits in progress in various non-U.S. jurisdictions, including jurisdictions where we have or have had significant operations. To the extent the final tax liabilities are different from the amounts accrued, the increases or decreases will be recorded as income tax expense or benefit in the period of final or effective resolution.

Liquidity and Capital Resources

At December 31, 2014, we had $206.9 million of cash, cash equivalents and short-term investments, compared to $279.1 million at December 31, 2013. The decrease in cash balances in the year ended December 31, 2014 resulted principally from payments made for our July 2014 acquisition of NMI, common stock repurchases and the timing of vendor payables and customer receivables. Our current asset to liability ratio, calculated as total current assets divided by total current liabilities, was 2.71 at December 31, 2014 compared to 2.90 at December 31, 2013. Working capital, calculated as total current assets less total current liabilities, decreased to $502.7 million at December 31, 2014, compared to $559.1 million at December 31, 2013. Cash provided by operating activities was $179.8 million and $127.1 million for the year ended December 31, 2014 and 2013, respectively, and capital expenditures totaled $44.7 million and $35.1 million for the year ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, of the $206.9 million aggregate cash and cash equivalents and short-term investments held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $178.9 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

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

On July 29, 2014, we borrowed $90.0 million under the Facility to assist with the acquisition of NMI. Interest on the borrowed amount equals the applicable periodic LIBOR rate, plus 1.25% per annum, and was $0.9 million for the year December 31, 2014. The Facility matures on December 6, 2018. At December 31, 2014, after repayments, we had $75.0 million of outstanding in borrowings under the Facility and we were in compliance with all our financial covenants under the Credit Agreement.

Operating Activities

Net cash provided by operating activities was $179.8 million for the year ended December 31, 2014, compared to $127.1 million for the year ended December 31, 2013. Net cash provided by operating activities for the year ended December 31, 2014 was determined primarily by adjusting net income of $35.2 million for non-cash depreciation and amortization charges of $60.2 million, share-based compensation charges of $59.7 million and asset impairment charges of $26.6 million.

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

Accounts receivable increased by 7% or $15.3 million to $222.0 million at December 31, 2014, from $206.8 million at December 31, 2013. The average number of days of accounts receivable outstanding increased to 58 days for the three months ended December 31, 2014 from 53 days for the three months ended December 31, 2013.

Inventories increased to $278.2 million at December 31, 2014 from $275.0 million at December 31, 2013. Inventories consist of raw wafers, purchased foundry wafers, work-in-progress and finished units. Our number of days of inventory decreased to 123 days for the three months ended December 31, 2014 from 124 days for the three months ended December 31, 2013.

Investing Activities

Net cash used in investing activities was $181.3 million for the year ended December 31, 2014, compared to net cash used in investing activities of $59.1 million for the year ended December 31, 2013. For the year ended December 31, 2014, we paid $44.7 million for acquisitions of fixed assets as compared to $35.1 million in the year ended December 31, 2013. For the year ended December 31, 2014, we paid $139.6 million for acquisitions of businesses, net of cash acquired, as compared to $25.9 million for the year ended December 31, 2013.

Net cash used in investing activities was $59.1 million for the year ended December 31, 2013, compared to $51.9 million for the year ended December 31, 2012. For the year ended December 31, 2013, we paid $35.1 million for acquisitions of fixed assets as compared to $38.3 million in the year ended December 31, 2012. For the year ended December 31, 2013, we paid $25.9 million for acquisitions of businesses, net of cash acquired, as compared to $43.5 million for the year ended December 31, 2012.

We anticipate expenditures for capital purchases in 2015 to be similar to expenditures in 2014 and to be used principally to maintain existing manufacturing operations and improve IT systems.

Financing Activities

Net cash used in financing activities was $66.7 million and $88.6 million for the years ended December 31, 2014 and 2013, respectively. The cash used was primarily related to stock repurchases of $130.4 million in the year ended December 31, 2014, compared to stock repurchases of $87.8 million in the year ended December 31, 2013 and tax payments related to shares withheld for vested restricted stock units of $25.1 million for the year ended December 31, 2014, compared to $20.3 million for the year ended December 31, 2013. During the year ended December 31, 2014, we borrowed $90.0 million under the Facility to assist with the acquisition of NMI and made principal repayments of $15.0 million during the fourth quarter of 2014. During the year ended December 31, 2014, we repurchased 16.3 million shares of our common stock in the open market and subsequently retired those shares under our existing stock repurchase program. As of December 31, 2014, $209.1 million remained available for repurchases under this program. Proceeds from the issuance of common stock related to exercises of stock options and our employee stock purchase plan totaled $13.5 million and $22.9 million for the years ended December 31, 2014 and 2013, respectively.

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

We believe our existing balances of cash and cash equivalents, together with anticipated cash flow from operations, and borrowing availability under our credit facility will be sufficient to meet our liquidity and capital requirements over the next twelve months. We also expect our operations to generate positive cash flow over that twelve month period.

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

During 2015 and in future years, our ability to make necessary capital investments or strategic acquisitions, or to pay cash dividends, will depend on our ability to continue to generate sufficient cash flow from operations and to obtain adequate financing if necessary. We believe we have sufficient working capital to fund our future operations, with $206.9 million in cash and cash equivalents as of December 31, 2014, expected future cash flows from operations and borrowing availability under our credit facility or other financing arrangements.

Off-Balance Sheet Arrangements (Including Guarantees)

See the paragraph under the heading “Guarantees” in Note 11 of Notes to Consolidated Financial Statements for a discussion of off-balance sheet arrangements.

Contractual Obligations
The following table describes our commitments to settle contractual obligations in cash as of December 31, 2014. See Note 11 of Notes to Consolidated Financial Statements for further discussion.

	Payments Due by Period
Contractual Obligations:	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Debt (a)	$8,847	$—	$75,000	$—	$83,847
Capital purchase commitments	4,305	—	—	—	4,305
Manufacturing suppliers open commitments	41,934	—	—	—	41,934
Estimated pension plan benefit payments (b)	546	1,430	2,188	9,474	13,638
Operating leases (c)	9,799	16,593	12,675	18,385	57,452
Other obligations (d)	6,935	2,513	—	1,587	11,035
Total	$72,366	$20,536	$89,863	$29,446	$212,211

(a)	Debt relates to an amount previously advanced from a foreign government which is repayable in 2015 and borrowings under the Credit Agreement which matures on December 6, 2018.

(b)
The "More than 5 years" amount represents the estimated payments to be made in years 5 through 10. Estimated payments beyond 10 years are not practical to estimate. See Note 13 to the Notes to Consolidated Financial Statements for further discussion.

(c)	Operating leases include the San Jose headquarters lease of $41.1 million and other worldwide operating leases of $16.4 million.

(d)	Other obligations consist of $9.4 million of obligations relating to software rights and $1.6 million relating to a loan from an entity in which we have an equity investment.

The contractual obligation table above excludes certain estimated tax liabilities of $48.6 million as of December 31, 2014 because we cannot make a reliable estimate of the timing of tax audits, related outcomes and related future tax payments. However, these estimated tax liabilities for uncertain tax positions are included in our consolidated balance sheet. See Notes 2 and 12 of Notes to Consolidated Financial Statements for further discussion.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. We do not believe that the adoption of this guidance will have any material impact on our financial position or results of operations.

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

We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers' inability to make required payments. We make our estimate of the uncollectibility of our accounts receivable by analyzing specific customer creditworthiness, historical bad debts and current economic trends. At December 31, 2014 and 2013, the allowance for doubtful accounts was approximately $5.9 million and $1.9 million, respectively.

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

We estimate the useful life of our manufacturing equipment, which is the largest component of our fixed assets, to be seven years. We base our estimate on our experience with acquiring, using and disposing of equipment over time. Useful lives for fixed assets may be evaluated from time to time to determine whether they require adjustment to reflect new or additional information.

During the first quarter of 2014, we revised our accounting estimate for the expected useful life of manufacturing equipment from five years to seven years. In reviewing the useful life of the Company's remaining manufacturing equipment during the fourth quarter of 2013, we determined that the adoption of our manufacturing "lite" strategy, the consolidation of our back-end subcontracting activities during the prior several years and the transition of our business to common test platforms had resulted in an extension of the economic life of those assets. Management believes that this change better reflects the expected economic benefits from the use of its manufacturing equipment over time based on an analysis of historical experience and general industry practices. The revised useful life of the manufacturing equipment decreased our depreciation by approximately $18.0 million for the year ended December 31, 2014. This change had the effect of increasing net income by $12.8 million for the year ended December 31, 2014. As the inventory turns, the quarterly benefit of the depreciation change will be recognized. The savings from the change in depreciation decreases to zero by the end of 2015.

Depreciation and amortization, over specified periods, may be affected by any change in estimated useful lives. Depreciation expense is a major element of our manufacturing cost structure. We begin depreciation on new equipment when it is ready for its intended use. The aggregate amount of fixed assets under construction for which depreciation was not being recorded was approximately $9.8 million and $17.2 million as of December 31, 2014 and 2013, respectively.

Valuation of Goodwill and Intangible Assets

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. We review goodwill and intangible assets with indefinite lives for impairment annually at the beginning of the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. While we are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for our annual goodwill impairment test in the fourth quarter of fiscal 2014, we performed a quantitative test for all of our reporting units with goodwill. The performance of the test involves a two-step process. The first step requires comparing the fair value of each of our reporting units to its net book value, including goodwill. We have three reporting units with goodwill, the fair values of which are determined based on an income approach, whereby we calculate the fair value of the reporting unit based on the present value of estimated future cash flows, which are formed by evaluating operating plans. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We have not been required to perform this second step of the process because the fair value of our reporting units have exceeded their net book value for the year ended December 31, 2014.

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

Share-Based Compensation

We determine the fair value of options and ESPP on the measurement date utilizing an option-pricing model, which is affected by our common stock price as well as a change in assumptions regarding a number of subjective variables. These variables include, but are not limited to: expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors during the expected period between the stock option vesting date and the stock option exercise date. For performance-based restricted stock units, we are required to assess the probability of achieving certain financial objectives at the end of each reporting period. Based on the assessment of this probability, which requires subjective judgment, we record share-based compensation expense before the performance criteria are actually fully achieved, which may then be reversed in future periods if we determine that it is no longer probable that the objectives will be achieved. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures. The fair value of a restricted stock unit is equivalent to the market price of our common stock on the measurement date. We recognize stock-based compensation expense on a straight-line basis over the service period of each separately vesting portion of the award, which is generally three years.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available-for-sale, and consequently record them on the consolidated balance sheets at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through December 31, 2014.

Foreign Currency Risk

The U.S. dollar experienced substantial appreciation against the Euro toward the end of 2014. Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in Euros was approximately 20% of our total net revenue for the year ended December 31, 2014. The exchange rate for the Euro declined from approximately 1.38 Euros to the dollar on January 1, 2014 to 1.22 Euros to the dollar on December 31, 2014. Additionally, we have seen further decline in the exchange rate in early 2015 and we expect further volatility to affect, and possible further declines in the value of, the Euro in 2015. That volatility and those declines, if substantial, may adversely affect our reported revenue and gross margin. Those same decreases may also cause reductions in our operating costs, although those decreases may not fully offset decreases in gross margin. See Item 1A - Risk Factors for further discussion.

When we take an order denominated in a foreign currency we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be affected by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, all costs will increase if the local currency strengthens against the dollar. This impact is determined assuming that all foreign currency denominated transactions that occurred for the year ended December 31, 2014 were recorded using the average foreign currency exchange rates in the year ended December 31, 2013. We do not use derivative instruments to hedge our foreign currency risk.

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies, primarily Euros, was 20%, 21% and 19% of our total net revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

Costs denominated in foreign currencies were 18%, 18% and 19% of our total costs for the years ended December 31, 2014, 2013 and 2012, respectively.

Average exchange rates utilized to translate foreign currency revenue and expenses in Euros were approximately 1.34, 1.32 and 1.29 Euros to the dollar for the years ended December 31, 2014, 2013 and 2012, respectively. For the year ended December 31, 2014, changes in foreign exchange rates based on the average exchange rates referred to above had a favorable overall effect on our operating results. The exchange rate for the Euro against the U.S. dollar declined from 1.38 Euros to the dollar at January 1, 2014 to 1.22 Euros to the dollar at December 31, 2014. Additionally, we have seen further decline in the exchange rate in early 2015. Decreases in the value of the Euro to the U.S. dollar may cause a reduction in our reported revenue.

Our net revenue for the year ended December 31, 2014 would have been approximately $3.7 million lower had the average exchange rate in such year remained the same as the average rate in effect for the year ended December 31, 2013. Our income from operations would have been approximately $3.1 million lower had the average exchange rate in the year ended December 31, 2014 remained the same as the average exchange rate in the year ended December 31, 2013.

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

We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 18% and 22% of our accounts receivable were denominated in foreign currency as of December 31, 2014 and 2013, respectively.

Similarly, we face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 5% and 8% our accounts payable were denominated in foreign currencies at December 31, 2014 and 2013, respectively. Approximately $7.3 million and $7.0 million of our debt obligations were denominated in foreign currencies at December 31, 2014 and 2013, respectively. We have not historically sought to hedge our foreign currency exposure, although we may determine to do so in the future.

There remains ongoing uncertainty regarding the future of the Euro as a common currency and the Eurozone. While we continue to monitor the situation, the elimination of the Euro as a common currency, the withdrawal of member states from the Eurozone, or other events affecting the liquidity, volatility or use of the Euro could have a significant effect on our revenue and operations.

Liquidity and Valuation Risk

        Approximately $1.1 million of our investment portfolio is invested in auction-rate securities at December 31, 2014 and 2013.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Atmel Corporation
Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012	49
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012	50
Consolidated Balance Sheets as of December 31, 2014 and 2013	51
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	52
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012	54
Notes to Consolidated Financial Statements	55
Report of Independent Registered Public Accounting Firm - KPMG LLP	90
Financial Statement Schedules
The following Financial Statement Schedules for the years ended December 31, 2014, 2013 and 2012 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto:
Schedule II Valuation and Qualifying Accounts	91
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto

Supplementary Financial Data
Unaudited Selected Quarterly Financial Data for the Years Ended December 31, 2014 and 2013	92

Atmel Corporation
Consolidated Statements of Operations

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands, except for per share data)
Net revenue	$1,413,334	$1,386,447	$1,432,110
Operating expenses
Cost of revenue	794,704	812,822	830,791
Research and development	274,568	266,408	251,519
Selling, general and administrative	262,031	237,559	275,257
Acquisition-related charges	13,767	5,534	7,388
Restructuring charges	13,882	50,026	23,986
(Recovery) impairment of receivables from foundry supplier	(485)	(600)	6,495
Credit from reserved grant income	—	—	(10,689)
Gain on sale of assets	(4,364)	(4,430)	—
Settlement charges	—	21,600	—
Total operating expenses	1,354,103	1,388,919	1,384,747
Income (loss) from operations	59,231	(2,472)	47,363
Interest and other (expense) income, net	(2,005)	1,959	(5,125)
Income (loss) before income taxes	57,226	(513)	42,238
Provision for income taxes	(22,018)	(21,542)	(11,793)
Net income (loss)	35,208	(22,055)	30,445
Less: net income attributable to noncontrolling interest, net of taxes	(3,013)	—	—
Net income (loss) attributable to Atmel	$32,195	$(22,055)	$30,445
Basic net income (loss) per share attributable to Atmel:
Net income (loss) per share	$0.08	$(0.05)	$0.07
Weighted-average shares used in basic net income (loss) per share calculations	419,103	427,460	433,017
Diluted net income (loss) per share attributable to Atmel:
Net income (loss) per share	$0.08	$(0.05)	$0.07
Weighted-average shares used in diluted net income (loss) per share calculations	420,910	427,460	437,582

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands)
Net income (loss)	$35,208	$(22,055)	$30,445
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax benefit (expense)	(13,899)	3,325	3,902
Actuarial (losses) gains related to defined benefit pension plans, net of tax benefit (expense) of $2,826 in 2014, $(1,210) in 2013 and $2,628 in 2012	(6,309)	2,913	(6,778)
Unrealized holding (losses) gains on investments arising during period, net of tax benefit	(771)	147	(946)
Reclassification adjustment for other-than-temporary impairment in value of investments, net of tax benefit	—	—	786
Other comprehensive (loss) income	(20,979)	6,385	(3,036)
Total comprehensive income (loss)	14,229	(15,670)	27,409
Less: net income attributable to noncontrolling interest, net of taxes	(3,013)	—	—
Comprehensive income (loss) attributable to Atmel	$11,216	$(15,670)	$27,409

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
	(in thousands, except for par value)
ASSETS
Current assets
Cash and cash equivalents	$206,937	$276,881
Short-term investments	—	2,181
Accounts receivable, net of allowance for doubtful accounts of $5,945 and $1,926, respectively	222,021	206,757
Inventories	278,242	274,967
Prepaids and other current assets	89,101	92,234
Total current assets	796,301	853,020
Fixed assets, net	158,281	184,983
Goodwill	191,088	108,240
Intangible assets, net	50,286	28,116
Other assets	166,348	178,167
Total assets	$1,362,304	$1,352,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$97,467	$95,872
Accrued and other liabilities	139,696	155,406
Deferred income on shipments to distributors	49,059	42,594
Current portion of long-term debt	7,413	—
Total current liabilities	293,635	293,872
Other long-term liabilities	198,670	120,727
Total liabilities	492,305	414,599
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	—	—
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 416,178 at December 31, 2014 and 425,390 at December 31, 2013, respectively	416	425
Additional paid-in capital	756,760	838,908
Accumulated other comprehensive (loss) income	(8,182)	12,797
Retained earnings	117,992	85,797
Total Atmel stockholders’ equity	866,986	937,927
Noncontrolling interest	3,013	—
Total stockholders' equity	869,999	937,927
Total liabilities and stockholders’ equity	$1,362,304	$1,352,526

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
Consolidated Statements of Cash Flows

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands)
Cash flows from operating activities
Net income (loss)	$35,208	$(22,055)	$30,445
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	60,152	75,084	76,933
Curtailment gain	—	(1,607)	—
Loss (gain) from foundry arrangement	—	(3,034)	10,628
(Recovery) impairment of receivables from foundry supplier	(485)	(600)	6,495
Provision for doubtful accounts	4,054	(22)	(18)
Asset impairment charges	26,624	7,502	—
(Gains) losses on sale of assets, net	(4,364)	(886)	264
Deferred income taxes	18,507	(8,660)	(23,459)
Write-off of equipment deposit	1,730	—	—
Realized (gain) loss on short-term investments	(385)	—	1,037
Accretion of interest on long-term debt	1,756	1,113	1,017
Share-based compensation expense	59,679	43,124	72,442
Excess tax benefit on share-based compensation	(1,601)	(2,260)	(1,264)
Other non-cash (gains) losses, net	(6,881)	(1,201)	2,934
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(17,070)	(18,171)	24,362
Inventories	3,922	69,460	10,250
Current and other assets	1,253	(14,050)	32,406
Trade accounts payable	(332)	(13,655)	38,644
Accrued and other liabilities	(10,161)	12,912	(66,255)
Income taxes payable	1,717	(9,238)	2,251
Deferred income on shipments to distributors	6,465	13,368	(18,394)
Net cash provided by operating activities	179,788	127,124	200,718
Cash flows from investing activities
Acquisitions of fixed assets	(44,693)	(35,117)	(38,289)
Proceeds from the sale of business	—	5,092	26,908
Proceeds from the sale of fixed assets	73	3,100	—
Acquisition of businesses, net of cash acquired	(139,580)	(25,852)	(43,499)
Acquisitions of intangible assets	(3,341)	(6,328)	(4,000)
Proceeds from sale of North Tyneside asset	3,219	—	—
Sales or maturities of marketable securities	3,071	—	4,450
Investment in private companies	—	—	(2,500)
Decrease in long-term restricted cash	—	—	5,000
Net cash used in investing activities	(181,251)	(59,105)	(51,930)
Cash flows from financing activities
Proceeds from issuance of debt	90,000	—	—
Principal payments on debt and capital leases	(16,353)	(3,644)	—
Debt issuance cost	—	(2,051)	—
Repurchases of common stock	(130,383)	(87,781)	(179,579)
Proceeds from issuance of common stock	13,538	22,948	15,537
Tax payments related to shares withheld for vested restricted stock units	(25,128)	(20,315)	(19,830)
Excess tax benefit on share-based compensation	1,601	2,260	1,264
Net cash used in financing activities	(66,725)	(88,583)	(182,608)
Effect of exchange rate changes on cash and cash equivalents	(1,756)	4,075	(2,241)
Net decrease in cash and cash equivalents	(69,944)	(16,489)	(36,061)
Cash and cash equivalents at beginning of the period	276,881	293,370	329,431
Cash and cash equivalents at end of the period	$206,937	$276,881	$293,370

Supplemental cash flow disclosures:
Interest paid	$860	$912	$242
Income taxes (refund) paid	$(7,300)	$13,761	$16,064

Supplemental non-cash investing and financing activities disclosures:
(Decrease) increase in accounts payable related to fixed assets purchases	$(1,393)	$4,825	$(803)
Decrease in liabilities related to intangible assets purchases	$(3,341)	$(6,328)	$(4,000)
Additional consideration payable related to acquisition	$—	$—	$18,225

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (loss) Income		Noncontrolling Interest
	Shares	Par Value			Retained Earnings		Total
	(in thousands)
Balances, December 31, 2011	442,389	$442	$995,147	$9,448	$77,407	$—	$1,082,444
Net income	—	—	—	—	30,445	—	30,445
Other comprehensive loss	—	—	—	(3,036)	—	—	(3,036)
Share-based compensation expense	—	—	71,974	—	—	—	71,974
Equity related restructuring charges	—	—	413	—	—	—	413
Tax benefit on share-based compensation expense	—	—	(1,738)	—	—	—	(1,738)
Exercise of stock options	1,239	2	4,578	—	—	—	4,580
Issuance of common stock under employee stock purchase plan	1,770	2	10,955	—	—	—	10,957
Vested restricted stock units	7,975	8	—	—	—	—	8
Shares withheld for employee taxes related to vested restricted stock units	(2,100)	(2)	(19,828)	—	—	—	(19,830)
Repurchase of common stock	(22,680)	(23)	(179,556)	—	—	—	(179,579)
Balances, December 31, 2012	428,593	429	881,945	6,412	107,852	—	996,638
Net loss	—	—	—	—	(22,055)	—	(22,055)
Other comprehensive income	—	—	—	6,385	—	—	6,385
Share-based compensation expense	—	—	42,454	—	—	—	42,454
Equity related restructuring charges	—	—	566	—	—	—	566
Tax benefit on share-based compensation expense	—	—	(913)	—	—	—	(913)
Exercise of stock options	2,990	3	12,340	—	—	—	12,343
Issuance of common stock under employee stock purchase plan	1,920	2	10,603	—	—	—	10,605
Vested restricted stock units	7,335	7	(7)	—	—	—	—
Shares withheld for employee taxes related to vested restricted stock units	(3,256)	(4)	(20,311)	—	—	—	(20,315)
Repurchase of common stock	(12,192)	(12)	(87,769)	—	—	—	(87,781)
Balances, December 31, 2013	425,390	425	838,908	12,797	85,797	—	937,927
Net income attributable to Atmel Corporation	—	—	—	—	32,195	—	32,195
Other comprehensive loss	—	—	—	(20,979)	—	—	(20,979)
Noncontrolling interest	—	—	—	—	—	3,013	3,013
Share-based compensation expense	—	—	59,816	—	—	—	59,816
Exercise of stock options	603	—	2,362	—	—	—	2,362
Issuance of common stock under employee stock purchase plan	1,695	2	11,166	—	—	—	11,168
Vested restricted stock units	7,972	8	—	—	—	—	8
Shares withheld for employee taxes related to vested restricted stock units	(3,211)	(3)	(25,125)	—	—	—	(25,128)
Repurchase of common stock	(16,271)	(16)	(130,367)	—	—	—	(130,383)
Balances, December 31, 2014	416,178	$416	$756,760	$(8,182)	$117,992	$3,013	$869,999

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Atmel Corporation (collectively, including its wholly-owned subsidiaries, "Atmel" or the "Company") is one of the world’s leading designers, developers and suppliers of microcontrollers, which are self-contained computers-on-a-chip. Microcontrollers are generally less expensive, consume less power and offer enhanced programming capabilities compared to traditional microprocessors. The Company’s microcontrollers and related products are used in many of the world’s leading industrial, consumer and automotive electronic products, mobile computing and communications devices, including smartphones, tablets and personal computers, and other electronics products in which they provide core, embedded processing functionalities for, among other things, system control and interface functions, touch and proximity sensing, sensor management, security, encryption and authentication, wireless connectivity and battery management. With the Company’s microcontroller, encryption and wireless technologies, and the systems, combinations and modules the Company can offer with those stand-alone or integrated capabilities, the Company believes that it has a compelling set of products for the “Internet of Things,” where smart, connected devices and appliances seamlessly and securely share data and information. These products are also well suited for the “wearables” sector, where the Company’s microcontrollers may be used to manage multiple accelerometers or sensors within a device, to communicate information from that device to a gateway, or to track or monitor other activities. The Company also continues to seek opportunities to enhance human machine interaction, or HMI, by leveraging the Company’s touch experience, the Company’s microcontroller know-how and the Company’s significant intellectual property ("IP") portfolio. In addition, the Company designs and sells other semiconductor products that complement the Company’s microcontroller business, including nonvolatile memory, radio frequency and mixed-signal components and application specific integrated circuits. The Company’s product portfolio allows the Company to address a broad range of high growth applications, including, for example, industrial, building and home electronics systems, smart meters used for utility monitoring and billing, commercial, residential and architectural LED-based lighting systems, touch panels used in household and industrial appliances, medical devices, aerospace and military products and systems, and a growing universe of electronic-based automotive systems where semiconductor content has increased rapidly. The Company believes the market for microcontrollers that offer integrated security, encryption and wireless functions will continue to grow. That growth offers the Company significant emerging opportunities in the “Internet of Things,” “wearables,” automotive and HMI markets in addition to the industrial, consumer, aerospace and communications sectors in which the Company has historically participated.

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

The Company's marketable securities include auction-rate securities. The Company monitors its investments for impairment periodically and recognizes an impairment charge when the decline in the fair value of these investments is judged to be other-than temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. The Company considers various factors in determining whether impairment is other-than-temporary, including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company's investments include an auction-rate security with a fair value of $1.1 million at both December 31, 2014 and 2013, which is structured with short-term interest rate reset dates of either 7 days or 28 days, and contractual maturities that can be in excess of 10 years. The Company evaluates its portfolio by continuing to monitor the credit rating and interest yields of these auction-rate securities and status of reset at each auction date.

Accounts Receivable

An allowance for doubtful accounts is calculated based on the aging of Atmel's accounts receivable, historical experience, and management judgment. Atmel writes off accounts receivable against the allowance when Atmel determines a balance is uncollectible and no longer intends to actively pursue collection of the receivable. In the year ended December 31, 2014, the Company recorded $4.1 million in bad debt expenses primarily due to an amount deemed uncollectible from a contract manufacturer. The Company's bad debt expenses (recoveries) were not material for the years ended December 31, 2013 and 2012.

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

Fixed Assets

The Company's business requires investment in manufacturing facilities that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand for semiconductors produced in those facilities. The Company estimates the useful life of its manufacturing equipment, which is the largest component of our fixed assets, to be seven years. The Company bases its estimate on its experience with acquiring, using and disposing of equipment over time. Useful lives for fixed assets may be evaluated from time to time to determine whether they require adjustment to reflect new or additional information.

During the first quarter of 2014, the Company revised its accounting estimate for the expected useful life of manufacturing equipment from five years to seven years. In reviewing the useful life of the Company's remaining manufacturing equipment during the fourth quarter of 2013, the Company determined that the adoption of its manufacturing "lite" strategy, the consolidation of its back-end subcontracting activities during the prior several years and the transition of its business to common test platforms had resulted in an extension of the economic life of those assets. Management believes that this change better reflects the expected economic benefits from the use of its manufacturing equipment over time based on an analysis of historical experience and general industry practices. The revised useful life of the manufacturing equipment decreased the Company's depreciation by approximately $18.0 million for the year ended December 31, 2014. This change had the effect of increasing net income by $12.8 million for the year ended December 31, 2014.

Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the following estimated useful lives:

Building and improvements	10	to	20 years
Machinery, equipment and software	3	to	7 years
Furniture and fixtures			5 years

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

Grant Recognition

Subsidy grants from government organizations are amortized as a reduction of expenses over the period the related obligations are fulfilled. Recognition of future subsidy benefits will depend on the Company's achievement of certain technical milestones, capital investment spending goals, employment goals and other requirements. The Company recognized subsidy grant benefits as a reduction of either cost of revenue or research and development expenses, depending on the nature of the grant. The reduction to research and development expenses amounted to $4.0 million, $5.0 million and $4.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The amounts recognized as a reduction of cost of revenue were not material in each of those years.

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

As of December 31, 2014 and 2013, the total liability for grant benefits subject to repayment was $0.6 million and is included in accrued and other liabilities on the consolidated balance sheets.

Advertising Costs

Atmel expenses all advertising costs as incurred. Advertising costs were not significant for the years ended December 31, 2014, 2013 and 2012.

Foreign Currency Translation

Certain of Atmel's major international subsidiaries use their local currencies as their respective functional currencies. Financial statements of these foreign subsidiaries are translated into U.S. dollars at current rates, except that revenue, costs and expenses are translated at average current rates during each reporting period. The effect of translating the accounts of these foreign subsidiaries into U.S. dollars has been included in the consolidated statements of stockholders' equity and comprehensive (loss) income as a foreign currency translation adjustment. Gains and losses from re-measurement of assets and liabilities denominated in currencies other than the respective functional currencies are included in the consolidated statements of operations. Gains due to foreign currency re-measurement included in interest and other income (expense), net for the years ended December 31, 2014, 2013 and 2012 were $0.8 million, $2.3 million and $0.4 million, respectively.

Share-Based Compensation

The Company determines the fair value of options and ESPP shares on the measurement date utilizing an option-pricing model, which is affected by its common stock price, as well as changes in assumptions regarding a number of subjective variables. These variables include, but are not limited to: expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors during the expected period between the stock option grant date and stock option exercise date. For performance-based restricted stock units, the Company is required to assess the probability of achieving certain financial objectives at the end of each reporting period. Based on the assessment of this probability, which requires subjective judgment, the Company records share-based compensation expense before the performance criteria are actually fully achieved, which may then be reversed in future periods if the Company determines that it is no longer probable that the objectives will be achieved. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures. The fair value of a restricted stock unit is equivalent to the market price of the Company's common stock on the measurement date. The Company recognizes stock-based compensation expense on a straight-line basis over the service period of each separately vesting portion of the award, which is generally three years.

Valuation of Goodwill and Intangible Assets

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. The Company reviews goodwill and intangible assets with indefinite lives for impairment annually at the beginning of the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. While the Company is permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for the annual goodwill impairment test in the fourth quarter of fiscal 2014, the Company performed a quantitative test for all of our reporting units with goodwill. The performance of the test involves a two-step process. The first step requires comparing the fair value of each of the reporting units to its net book value, including goodwill. The Company has three reporting units with goodwill, the fair values of which are determined based on an income approach, whereby the Company calculates the fair value of the reporting unit based on the present value of estimated future cash flows, which are formed by evaluating operating plans. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company records an impairment loss equal to the difference. The Company has not been required to perform this second step of the process because the fair value of the reporting units have exceeded their net book value for the year ended December 31, 2014.

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

Certain Risks and Concentrations

Atmel sells its products primarily to OEMs and distributors in North America, Europe and Asia, generally without requiring any collateral. Atmel performs ongoing credit evaluations and seeks to maintain adequate allowances for potential credit losses. Two distributors accounted for 17% and 11% of accounts receivable at December 31, 2014 and no customer accounted for 10% or more of accounts receivable at December 31, 2014. One distributor accounted for 20% of accounts receivable at December 31, 2013 and no customer accounted for 10% or more of accounts receivable at December 31, 2013. The Company had two distributors that accounted for 16% and 10%, respectively, of net revenue in the year ended December 31, 2014. The Company had one distributor and one customer that accounted for 14% and 12%, respectively, of net revenue in the year ended December 31, 2013. The Company had one distributor and one customer that accounted for 12% and 10%, respectively, of net revenue in the year ended December 31, 2012.

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

Research and Development

Cost incurred in the research and development of Atmel's products is expensed as incurred. Research and development expenses were $274.6 million, $266.4 million and $251.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company does not believe that the adoption of this guidance will have any material impact on its financial position or results of operations.

Note 2 BALANCE SHEET DETAILS
Inventories are comprised of the following:

	December 31, 2014	December 31, 2013
	(in thousands)
Raw materials and purchased parts	$12,633	$9,547
Work-in-progress	192,206	200,434
Finished goods	73,403	64,986
	$278,242	$274,967
Prepaids and other current assets consist of the following:

	December 31, 2014	December 31, 2013
	(in thousands)
Deferred income tax assets	$45,518	$35,493
Value-added tax receivable	2,375	2,734
Income tax receivable	8,559	8,668
Prepaid income taxes	7,258	2,938
Other	25,391	42,401
	$89,101	$92,234
Other assets consist of the following:

	December 31, 2014	December 31, 2013
	(in thousands)
Deferred income tax assets, net of current portion	$117,278	$134,365
Investments in privately-held companies	4,466	8,128
Auction-rate securities	1,066	1,066
Other	43,538	34,608
	$166,348	$178,167
Accrued and other liabilities consist of the following:

	December 31, 2014	December 31, 2013
	(in thousands)
Accrued salaries and benefits and other employee related	$67,556	$67,486
Accrued restructuring, current portion	14,607	25,441
Royalties and licenses	8,332	8,204
Warranty accruals and accrued returns	5,397	4,406
Income taxes payable	4,346	3,219
Grants to be repaid	571	579
Deferred income tax liability, current portion	182	208
Advance payments from customer	—	4,668
Other	38,705	41,195
	$139,696	$155,406

Other long-term liabilities consist of the following:

	December 31, 2014	December 31, 2013
	(in thousands)
Accrued pension liability	$49,278	$38,418
Income taxes payable	48,547	50,334
Accrued restructuring, net of current portion	5,118	—
Long-term technology license payable	422	3,568
Long-term debt and capital lease obligations, less current portion	75,002	7,010
Other	20,303	21,397
	$198,670	$120,727

Included in other long-term liabilities is a note payable to an entity in which the Company has an equity investment that provides facilities services to the Company's site in Heilbronn, Germany. The total outstanding amount due was $1.9 million, of which $1.6 million is included in other long-term liabilities and $0.3 million is included in accounts payable at December 31, 2014, and $3.6 million at December 31, 2013, of which $2.9 million is included in other long-term liabilities and $0.7 million is included in accounts payable. In addition, the Company paid $6.8 million and $6.7 million to this entity for the years ended December 31, 2014 and 2013, respectively, relating to costs for facility services.

In connection with the sale of the Company’s Rousset manufacturing operations to LFoundry GmbH (“LFoundry GmbH”) in June 2010, subsidiaries of the Company entered into certain other ancillary agreements, including a manufacturing services agreement (“MSA”) in which the subsidiaries agreed to purchase wafers following the closing on a “take-or-pay” basis. The present value of the liability was reduced over the term of the MSA as the wafers were purchased. The MSA liability was reduced by $21.0 million for the wafers purchased in the year ended December 31, 2013. The Company recorded $0.3 million in interest expense relating to the MSA liability for the years ended December 31, 2013.

Note 3 BUSINESS COMBINATIONS
Newport Media, Inc.
On July 31, 2014, the Company acquired 100% equity interest in privately-held Newport Media, Inc. (“NMI”), a provider of low power Wi-Fi and Bluetooth solutions that are expected to enhance the Company’s portfolio of wireless products.
The purchase consideration, net of cash acquired, consisted of $139.6 million payable in cash at closing of the acquisition, subject to working capital adjustments and deductions for specified closing expenses. In addition, the acquisition agreement provides for an aggregate cash earn-out payment of up to $30.0 million payable if specified revenue targets are achieved over the next two years. The Company recorded a liability of $0.4 million as of December 31, 2014, representing the estimated fair value of the earn-out based on the probability of achievement as of the acquisition date.

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

The purchase price was allocated as of the date of the acquisition as follows:

July 31, 2014
(in thousands)
Current assets	$12,287
Fixed assets	983
Intangible assets acquired:
Distributor and end-customer relationships	3,910
Backlog	1,670
Non-compete agreements	1,000
Trade name	300
Developed technology	10,910
In-process technology	13,690
Goodwill	86,123
Deferred tax assets	17,863
Other long-term assets	945
Current liabilities	(5,216)
Other liabilities assumed	(1,406)
$143,059

The Company prepared an initial determination of the fair value of the assets acquired and liabilities assumed as of the acquisition date using preliminary information.  The Company has recognized measurement period adjustments made during the fourth quarter of 2014 to the fair value of certain assets acquired and liabilities assumed as a result of further refinements in the Company’s estimates.  These adjustments were retrospectively applied to the July 31, 2014 acquisition date balance sheet.  The effect of these adjustments on the preliminary purchase price allocation was a decrease in goodwill and income tax payable of $1.9 million and $0.3 million, respectively, and an increase in deferred tax assets of $1.6 million.
The excess of the fair value of consideration paid over the fair values of net assets and liabilities acquired and identifiable intangible assets resulted in recognition of goodwill of approximately $86.1 million, including workforce, of which $55.2 million is expected to be deductible for tax purposes. The recognition of goodwill primarily related to the expected synergies between the product offerings of NMI and the Company.  All the goodwill recorded was assigned to the Company’s Microcontroller segment.

The following table sets forth the components of the identifiable intangible assets subject to amortization which are being amortized on a straight-line basis over their estimated useful lives:

Intangible assets acquired:	Method of Valuation	Discount Rate Used	Estimated Useful Lives
Distributor and end-customer relationships	Income approach	19% - 24%	0.5 - 3 years
Backlog	Income approach	19%	0.5 years
Non-compete agreements	Income approach	24%	1 - 2 years
Trade name	Income approach	24%	1 year
Developed technology	Income approach	22% - 23%	1 - 5 years
In-process technology	Income approach	25%	5 years (1)
(1) In-process technology is not amortized until the associated project has been completed. Alternatively, if the associated project is determined not to be viable, it will be expensed.

The Company expensed $2.5 million of advisory, legal, and consulting fees and other costs directly related to the acquisition, which were recorded as acquisition-related charges in the Consolidated Statements of Operations for the year ended December 31, 2014. The Company also incurred $5.3 million of one-time bonuses, subject to claw-back and other employment-related terms, for certain employees, which will be recorded ratably through the date on which the bonus is no longer recoverable by the Company. For the year ended December 31, 2014, the Company recorded $1.8 million of one-time bonus expense as acquisition-related charges in the Consolidated Statements of Operations.
The Company has included the results of operations of NMI in the Consolidated Statements of Operations from the closing date of the acquisition. Pro forma results of operations have not been presented because their effects on the Consolidated Statement of Operations were not material. For the period from July 31, 2014 to December 31, 2014, NMI products contributed revenue of $15.1 million. Operating income for the same period was immaterial.

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
Former Ozmo shareholders are eligible to receive a potential earnout in 2013 and 2014 of up to $22.0 million, subject to the achievement of specified revenue targets and, with respect to a portion of the earnout allocable to certain former Ozmo shareholders now employed by the Company, to their continuing employment. The Company recorded a liability in December 2012 of $1.9 million in respect of this potential earnout contingency, representing the fair value of the earnout potential, as adjusted to reflect a probability-weighted forecast for 2013 and 2014 Ozmo revenue and as further discounted by a 17% expected rate of return. As of December 31, 2013, the Company reversed the entire earnout liability through a credit to acquisition-related charges line in the consolidated statements of operations as management revised the estimate of 2014 revenue.
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

Note 4 INVESTMENTS

Investments at December 31, 2013 primarily include corporate equity securities and auction-rate securities. During 2014, the Company sold its investment in a corporate equity security which resulted in a realized gain of $0.4 million recorded under interest and other (expense) income, net in the Consolidated Statements of Operations.

All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of certain auction-rate securities as described below. Net unrealized gains and losses that are deemed to be temporary are reported within stockholders’ equity on the Company’s consolidated balance sheets as a component of accumulated other comprehensive income. Unrealized losses that are deemed to be other-than-temporary are recorded in the consolidated statements of operations in the period such determination is made. Gross realized gains or losses are recorded based on the specific identification method. For the years ended December 31, 2014 and 2013, the Company's gross realized gains and losses on short-term investments were not significant. For the year ended December 31, 2012, the Company's gross realized gains were not significant and the Company had a $1.2 million loss related to an "other-than-temporary impairment" in connection with an equity investment. The Company’s investments are further detailed in the table below:

	December 31, 2014		December 31, 2013
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
	(in thousands)
Corporate equity securities	$—	$—	$2,687	$2,181
Auction-rate security	983	1,066	983	1,066
	983	1,066	3,670	3,247
Unrealized gains	83		83
Unrealized losses	—		(506)
Net unrealized (losses) gains	83		(423)
Fair value	$1,066		$3,247
Amount included in short-term investments		$—		$2,181
Amount included in other assets		1,066		1,066
		$1,066		$3,247

During 2014 and 2013, auctions for the Company's sole auction-rate security continued to fail and as a result this security continues to be illiquid. The Company concluded that its remaining $1.0 million (adjusted cost) of auction-rate security is unlikely to be liquidated within the next twelve months and classified this security as long-term investment, which is included in other assets on the Consolidated Balance Sheets. This auction-rate security had a contractual maturity greater than 10 years and totaled $1.0 million (at adjusted cost) as of December 31, 2014.

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

The tables below present the balances of investments measured at fair value on a recurring basis:

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$1,267	$1,267	$—	$—

Other assets
Auction-rate security	1,066	—	—	1,066

Investment funds - Deferred compensation plan assets
Institutional money market funds	2,039	2,039	—	—
Fixed income	984	984	—	—
Marketable equity securities	3,576	3,576	—	—
Total institutional funds - Deferred compensation plan	6,599	6,599	—	—
Total other assets	7,665	6,599	—	1,066
Total	$8,932	$7,866	$—	$1,066

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$1,245	$1,245	$—	$—

Short-term investments
Corporate equity securities	2,181	2,181	—	—

Other assets
Auction-rate security	1,066	—	—	1,066

Investment funds - Deferred compensation plan assets
Institutional money market funds	2,225	2,225	—	—
Fixed income	338	338	—	—
Marketable equity securities	3,279	3,279	—	—
Total institutional funds - Deferred compensation plan	5,842	5,842	—	—
Total other assets	6,908	5,842	—	1,066
Total	$10,334	$9,268	$—	$1,066

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

Auction-rate securities are classified within Level 3 because significant assumptions for such securities are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of the Company's total assets as of December 31, 2014 and December 31, 2013.

There were no changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2014 and 2013. There were no transfers between Level 1 and 2 hierarchies for the years ended December 31, 2014 and 2013.

Note 6 FIXED ASSETS, NET
Fixed assets, net consist of the following:

	December 31, 2014	December 31, 2013
	(in thousands)
Land	$11,370	$11,464
Buildings and improvements	516,643	519,114
Machinery and equipment	934,951	918,093
Furniture and fixtures	18,620	19,794
Construction-in-progress	9,800	17,240
	1,491,384	1,485,705
Less: Accumulated depreciation and amortization	(1,333,103)	(1,300,722)
	$158,281	$184,983

Depreciation expense on fixed assets for the years ended December 31, 2014, 2013 and 2012 was $48.4 million, $66.6 million and $67.6 million, respectively. Fixed assets acquired under capital leases were not material at December 31, 2014, 2013 and 2012.
During the fourth quarter of 2014, management completed a strategic review of the XSense business.  The Company assessed its assets for possible impairment as changes in circumstances indicated that the carrying value of the Company’s assets might not be recoverable. To test the assets for recoverability, the Company evaluated the estimated future cash flows expected from the use and eventual disposition of the assets, which involved assumptions related to the assets existing service potential, future expenditures needed to maintain the assets and possible salvage value of the assets. As a result, the Company recognized a non-cash impairment charge of $25.3 million related to impairment of fixed assets and $1.3 million related to write-off of equipment deposit which are included in the consolidated statements of operations as cost of revenue.

Note 7 GOODWILL AND INTANGIBLE ASSETS, NET
The following table summarizes activities related to the carrying value of goodwill:

	Micro- Controllers	Multi-Market and Other	Total
	(in thousands)
Balance at December 31, 2012	$103,636	$794	$104,430
Goodwill recorded in connection with acquisition	5,389	—	5,389
Effects of foreign currency translation	(1,625)	46	(1,579)
Balance at December 31, 2013	107,400	840	108,240
Goodwill recorded in connection with acquisition	86,123	—	86,123
Effects of foreign currency translation	(3,041)	(234)	(3,275)
Balance at December 31, 2014	$190,482	$606	$191,088

Intangible assets, net, consist of technology licenses and acquisition-related intangible assets as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Licensed technology	$25,228	$23,814
Accumulated amortization	(20,333)	(18,470)
Total technology licenses	4,895	5,344
Customer relationships	29,597	25,857
Developed technologies	33,308	22,398
Non-compete agreements, NRE contract, in process technology, tradename and backlog	20,624	3,794
Acquisition-related intangible assets	83,529	52,049
Accumulated amortization	(38,138)	(29,277)
Total acquisition-related intangible assets	45,391	22,772
Total intangible assets, net	$50,286	$28,116
Amortization expense for technology licenses totaled $1.9 million, $2.3 million and $3.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense for acquisition-related intangible assets totaled $8.9 million, $6.0 million and $5.6 million, of which $2.0 million, $1.0 million and $1.5 million pertained to developed technology, for the years ended December 31, 2014, 2013 and 2012, respectively.
The following table presents the estimated future amortization of the technology licenses and acquisition-related intangible assets:

Years Ending December 31:	Technology Licenses	Acquisition-Related Intangible Assets	Total
	(in thousands)
2015	$1,872	$9,525	$11,397
2016	1,564	6,852	8,416
2017	1,362	5,966	7,328
2018	97	4,829	4,926
2019	—	1,568	1,568
Thereafter	—	16,651	16,651
Total future amortization	$4,895	$45,391	$50,286

Note 8 BORROWING ARRANGEMENTS
Senior Secured Revolving Credit Facility

On December 6, 2013, the Company entered into a five-year $300.0 million, senior secured revolving credit facility (the “Facility”), the terms of which are set forth in a Credit Agreement (the “Credit Agreement”) among the Company, a group of lenders led by Morgan Stanley Senior Funding, Inc., as administrative agent, and Union Bank N.A., BNP Paribas and SunTrust Bank as co-syndication agents. The Company may increase the aggregate availability under the Facility through a customary “accordion” feature in an amount not to exceed $250.0 million. The Company recorded debt issuance costs of $2.1 million associated with the Facility that are being amortized over the expected life of the Facility.

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

On July 29, 2014, the Company borrowed $90.0 million under the Facility to assist with the acquisition of NMI. Interest on the borrowed amounts equals the applicable periodic LIBOR rate, plus 1.25% per annum, and was $0.9 million for the year ended December 31, 2014. The Facility matures on December 6, 2018.

At December 31, 2014, after repayments, the Company had $75.0 million of outstanding borrowings under the Facility and the Company was in compliance with all its financial covenants under the Credit Agreement.

Other Debt Obligations

The Company had a short-term debt obligation amounting to $7.3 million and a long-term debt obligation amounting to $7.0 million as of December 31, 2014 and 2013, respectively, relating to an amount previously advanced from a foreign government which is repayable in 2015. The balance is increased on a quarterly basis as a result of interest accretion. The repayment amount is expected to be approximately $8.8 million in 2015.

Note 9 STOCKHOLDERS’ EQUITY

Share-Based Compensation

The components of the Company's share-based compensation expense are summarized below:

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands)
Employee stock options	$186	$1,644	$3,470
Employee stock purchase plan	2,803	2,858	3,107
Restricted stock units	56,842	37,952	65,397
Net amounts released from (capitalized in) inventory	(152)	670	468
	$59,679	$43,124	$72,442
The accounting standard on share-based compensation requires the gross benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to share-based compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company reported gross excess tax benefits of $1.6 million, $2.3 million and $1.3 million in the years ended December 31, 2014, 2013 and 2012, respectively.
There was no significant non-employee share-based compensation expense for the years ended December 31, 2014, 2013 and 2012.
The following table summarizes share-based compensation, net of amount capitalized in (released from) inventory, included in operating results:

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands)
Cost of revenue	$6,356	$5,889	$8,052
Research and development	17,569	14,852	22,825
Selling, general and administrative	35,754	22,383	41,565
Total share-based compensation expense, before income taxes	59,679	43,124	72,442
Tax benefit	(11,423)	(7,707)	(12,060)
Total share-based compensation expense, net of income taxes	$48,256	$35,417	$60,382

Stock Options, Restricted Stock Units and Employee Stock Purchase Plan

In May 2005, Atmel’s stockholders initially approved Atmel’s 2005 Stock Plan (as amended, the “2005 Stock Plan”). On May 9, 2013, Atmel's stockholders approved an amendment to the 2005 Stock Plan to increase the number of shares allocated to the 2005 Stock Plan by 25.0 million shares. As of December 31, 2014, 158.0 million shares had been authorized for issuance under the 2005 Stock Plan, and 13.6 million shares remained available for issuance without giving effect to any adjustment that may be required by the terms of the 2005 Stock Plan in respect of shares underlying restricted stock or restricted stock units. Under the 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Restricted stock units generally vest on a quarterly basis over a service period of up to four years from the grant date, although restricted stock unit grants to newly-hired employees generally have a one-year cliff vest equal to one-quarter of the total grant. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options		Weighted-
			Exercise	Average
	Available for Grant	Number of Options	Price per Share	Exercise Price per Share
	(in thousands, except for per share data)
Balances, December 31, 2011	16,523	8,217	$1.68-$10.01	$4.26
Restricted stock units issued	(8,507)	—	—	—
Plan adjustment for restricted stock units issued	(5,189)	—	—	—
Performance-based restricted stock units issued	(338)	—	—	—
Plan adjustment for performance-based restricted stock units issued	(206)	—	—	—
Restricted stock units cancelled	1,783	—	—	—
Plan adjustment for restricted stock units cancelled	1,248	—	—	—
Performance-based restricted stock units cancelled	330	—	—	—
Plan adjustment for performance-based restricted stock units cancelled	201	—	—	—
Options cancelled/expired/forfeited	303	(303)	$2.11-$8.83	$4.05
Options exercised	—	(1,239)	$1.68-$8.89	$3.76
Balances, December 31, 2012	6,148	6,675	$1.68-$10.01	$4.33
Additional shares approved for issuance	25,000	—	—	—
Restricted stock units issued	(7,922)	—	—	—
Plan adjustment for restricted stock units issued	(4,563)	—	—	—
Restricted stock units cancelled	2,084	—	—	—
Plan adjustment for restricted stock units cancelled	1,388	—	—	—
2014 Plan - Performance-based restricted stock units issued	(1,048)	—	—	—
Plan adjustment for 2014 performance-based restricted stock units issued	(597)	—	—	—
2011 Plan - Performance-based restricted stock units cancelled	422	—	—	—
Plan adjustment for 2011 performance-based restricted stock units cancelled	257	—	—	—
Options cancelled/expired/forfeited	76	(76)	$1.77-$7.12	$4.95
Options exercised	—	(2,964)	$1.68-$7.12	$4.12
Balances, December 31, 2013	21,245	3,635	$2.13-$10.01	$4.50
Restricted stock units issued	(6,675)	—	—	—
Plan adjustment for restricted stock units issued	(3,805)	—	—	—
Restricted stock units cancelled	1,696	—	—	—
Plan adjustment for restricted stock units cancelled	1,029	—	—	—
Performance-based restricted stock units issued	(2,673)	—
Plan adjustment for performance-based restricted stock units issued	(1,523)	—
Performance-based restricted stock units cancelled	2,682	—
Plan adjustment for performance-based restricted stock units cancelled	1,631	—
Options cancelled/expired/forfeited	4	(4)	$4.92-$7.25	$5.63
Options exercised	—	(572)	$2.65-$7.25	$4.09
Balances, December 31, 2014	13,611	3,059	$2.13-$10.01	$4.57
Options vested and expected to vest at December 31, 2014		3,058	$2.13-$10.01	$4.57
Options exercisable at December 31, 2014		3,038	$2.13-$10.01	$4.58

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

In connection with the Company's acquisition of NMI in July 2014, the Company assumed NMI’s equity incentive plan. Excluded from the table above are 0.1 million restricted stock units assumed as part of the acquisition of NMI. These restricted stock units remain governed by the terms and conditions of the NMI plan. No additional equity is expected to be granted under the NMI plan.

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

As of December 31, 2014, there were 13.6 million shares available for issuance under the 2005 Stock Plan, or 8.7 million shares after giving effect to the applicable ratios under the 2005 Stock Plan for issuances of restricted stock units, as described above. The shares assumed as part of the Ozmo and NMI acquisitions were not issued under the 2005 Stock Plan.

Restricted Stock Units

Activity related to restricted stock units is set forth below:

	Number of Units	Weighted-Average Grant Date Fair Value
	(in thousands, except for per share data)
Balances, December 31, 2011	23,187	$8.99
Restricted stock units issued	8,507	$6.11
Restricted stock units vested	(7,975)	$6.80
Restricted stock units cancelled	(1,783)	$7.81
2011 Plan - Performance-based restricted stock units issued	338	$9.19
2011 Plan - Performance-based restricted stock units cancelled	(330)	$12.31
Balances, December 31, 2012	21,944	$8.71
Restricted stock units issued	7,922	$7.36
Restricted stock units vested	(7,271)	$7.30
Restricted stock units cancelled	(2,084)	$8.25
2014 Plan - Performance-based restricted stock units issued	1,048	$7.33
2011 Plan - Performance-based restricted stock units cancelled	(422)	$13.50
Balances, December 31, 2013	21,137	$8.84
Restricted stock units issued	6,675	$8.44
Restricted stock units vested	(7,943)	$7.80
Restricted stock units cancelled	(1,696)	$7.93
2014 Plan - Performance-based restricted stock units issued	26	$8.26
2015 Plan - Performance-based restricted stock units issued	2,647	$7.67
2014 Plan - Performance-based restricted stock units cancelled	(119)	$7.31
2011 Plan - Performance-based restricted stock units cancelled	(2,564)	$13.58
Balances, December 31, 2014	18,163	$8.40

Excluded from the table above are 0.3 million restricted stock units, with a weighted average grant date fair value of $6.17, assumed as part of the acquisition of Ozmo, and 0.1 million restricted stock units, with a weighted average grant date fair value of $8.20 assumed as part of the acquisition of NMI.

For the year ended December 31, 2014, 7.9 million restricted stock units vested, including 3.2 million units withheld for taxes. These vested restricted stock units had a weighted-average grant date fair value of $7.80 per share for the year ended December 31, 2014. The aggregate intrinsic value of vested restricted stock units amounted to $61.9 million, $53.5 million and $54.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, total unearned share-

based compensation related to unvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $102.6 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 2.44 years.

Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying such restricted stock units are not considered issued and outstanding. Upon vesting of restricted stock units, shares withheld by the Company to pay taxes are retired.

Performance-Based Restricted Stock Units

On December 11, 2014, the Company adopted the Atmel 2015 Long-Term Performance-Based Incentive Plan (the “2015 Plan”), which provides for the grant of restricted stock units to Company participants. The Company issued 2.6 million shares under the 2015 Plan for the year ended December 31, 2014. The amount of share-based compensation expense related to the 2015 Plan was $0.3 million for the year ended December 31, 2014. The Company records performance-based restricted stock units issued under the 2015 Plan based on achievement of the “target” performance metrics, which will result in a participant being credited with 100% of the performance-based shares awarded to that participant under the 2015 Plan. Achievement at the “maximum” performance metrics will result in a participant being credited with 200% of the performance-based shares awarded to that participant under the 2015 Plan.

Performance metrics for the 2015 Plan are based on the Company’s publicly-reported non-GAAP earnings per share growth rate from 2014 to 2015 (calculated for the fiscal years ended 2014 and 2015, respectively) to the adjusted earnings per share growth rates of companies included within the well-established Philadelphia Semiconductor Sector IndexSM (SOX Index) during the same period. The SOX Index is a modified market capitalization-weighted index composed of companies primarily involved in the design, distribution, manufacture, and sale of semiconductors. For purposes of the 2015 Plan, “adjusted earnings per share” for the applicable measurement period for any company included within the SOX Index means that company’s non-GAAP earnings per share, as publicly reported by that company (which, in the case of the Company, will be its non-GAAP earnings per share), adjusted to exclude for the measurement period (to the extent such adjustments are publicly disclosed) each of the following: share-based compensation expense; restructuring and impairment charges (credits); loss (gain) on sale; acquisition and divestiture related expenses; intellectual property related settlement charges; non-cash tax expenses; other non-recurring tax items; to make equivalent comparisons between the Company’s non-GAAP earnings per share and the adjusted earnings per share for other companies included within the SOX Index.

For participants who are included within the 2015 Plan at any time after January 1, 2015, awards will be pro-rated to reflect the actual time a participant has been an employee of, or a service provider to, the Company.

On December 17, 2013, the Company adopted the Atmel 2014 Long-Term Performance-Based Incentive Plan (the “2014 Plan”), which provides for the grant of restricted stock units to Company participants. The Company issued 1.0 million shares under the 2014 Plan for the year ended December 31, 2013. The Company recorded total share-based compensation expense related to 2014 Plan of $2.6 million for the year ended December 31, 2014.

In May 2011, the Company adopted the 2011 Long-Term Performance Based Incentive Plan (the “2011 Plan”), which ended on December 31, 2013. The Company recognized a share-based compensation credit of $14.5 million and share-based compensation expense of $12.7 million under the 2011 Plan in the years ended December 31, 2013 and 2012, respectively. The credit recorded in the year ended December 31, 2013 resulted from finalizing our estimates regarding the achievement of certain performance criteria established under the 2011 Plan and increasing our forfeiture rate estimates for those performance-based restricted stock units.

Stock Option Awards

Options Outstanding				Options Exercisable
Range of Exercise Price ($)	Number Outstanding	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price ($)	Number Exercisable	Weighted- Average Exercise Price ($)
(in thousands, except for per share prices and life data)
2.13-2.66	16	0.68	$2.18	15	$2.18
3.24-3.24	395	3.29	3.24	395	3.24
3.26-3.93	322	1.90	3.43	322	3.43
3.97-4.23	396	2.78	4.19	376	4.19
4.35-4.70	308	4.07	4.42	308	4.42
4.74-4.74	402	2.62	4.74	402	4.74
4.78-4.78	1	1.11	4.78	1	4.78
4.89-4.89	452	1.60	4.89	452	4.89
4.92-5.69	317	3.20	5.19	317	5.19
5.73-10.01	450	2.51	6.18	450	6.18
	3,059	2.68	$4.57	3,038	$4.58

Excluded from the table above are 0.1 million options, with a weighted average grant date fair value of $0.81, assumed as part of the acquisition of Ozmo.
The number of options exercisable under Atmel's stock option plans at December 31, 2014, 2013 and 2012 were 3.0 million, 3.6 million and 6.2 million, respectively. For the years ended December 31, 2014, 2013 and 2012, the number of stock options that were forfeited, but were not available for future stock option grants due to the expiration of these shares under the 1986 Stock Plan was not material.
For the years ended December 31, 2014, 2013 and 2012, the number of stock options that were exercised were 0.6 million, 3.0 million and 1.2 million, respectively, which had a total intrinsic value at the date of exercise of $2.6 million, $9.4 million and $4.8 million, respectively, and had an aggregate exercise price of $2.4 million, $12.2 million and $4.6 million, respectively. The aggregate intrinsic value of options vested and expected to vest was $11.7 million and options exercisable was $11.6 million at December 31, 2014.
As of December 31, 2014, total unearned compensation expense related to unvested stock options was approximately $0.1 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 1.04 years.
Employee Stock Purchase Plan

     Under the 2010 Employee Stock Purchase Plan (“2010 ESPP” ), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85% of the fair market value of the common stock at the date of commencement of the 6-month offering period or 85% of the fair market value on the last day of the offering period. Purchases are limited to 10% of an employee’s eligible compensation subject to a maximum annual employee contribution limit of $25,000 of the market value of the shares (determined at the time the share is granted) per calendar year.

There were 1.7 million, 1.9 million and 1.8 million shares purchased under the 2010 ESPP for the years ended December 31, 2014, 2013 and 2012 at an average price per share of $6.59, $5.52 and $6.19, respectively. Of the 25.0 million shares authorized for issuance under the 2010 ESPP, 18.9 million shares were available for issuance at December 31, 2014.

The fair value of each purchase under the 2010 ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option-pricing model. The following assumptions were utilized to determine the fair value of the 2010 ESPP shares:

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Risk-free interest rate	0.07%	0.10%	0.15%
Expected life (years)	0.50	0.50	0.50
Expected volatility	31%	44%	51%
Expected dividend yield	—	—	—

The weighted-average fair value per share under the 2010 ESPP for purchase periods beginning in the years ended December 31, 2014, 2013 and 2012 was $1.66, $1.49 and $1.75, respectively. Cash proceeds from the issuance of shares under the 2010 ESPP were $11.2 million, $10.6 million and $11.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Common Stock Repurchase Program

Atmel’s Board of Directors has authorized an aggregate of $1.0 billion of funding for the Company’s common stock repurchase program since 2011. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of the Company’s cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities. As of December 31, 2014, $209.1 million remained available for repurchasing common stock under this program.

During the years ended December 31, 2014, 2013 and 2012, Atmel repurchased 16.3 million, 12.2 million and 22.7 million shares, respectively, of its common stock on the open market at an average repurchase price of $8.01, $7.20 and $7.92 per share, respectively, excluding commission, and subsequently retired those shares. Common stock and additional paid-in capital were reduced by $130.4 million, $87.8 million and $179.6 million, excluding commission, for the years ended December 31, 2014, 2013 and 2012, respectively, as a result of the stock repurchases.

Note 10 ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Comprehensive income is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for the Company arises from foreign currency translation adjustments, actuarial loss related to defined benefit pension plans and net unrealized loss on investments. The following table summarizes the changes in accumulated balances of other comprehensive (loss) income, net of tax:

	Foreign currency translation adjustments	Defined benefit pension plans	Change in unrealized loss on investments	Total
	(in thousands)
Balance as of December 31, 2012	$11,627	$(5,066)	$(149)	$6,412
Other comprehensive income before reclassifications	3,325	2,913	147	6,385
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net increase in other comprehensive income	3,325	2,913	147	6,385
Balance as of December 31, 2013	$14,952	$(2,153)	$(2)	$12,797
Other comprehensive loss before reclassifications	(13,899)	(6,309)	(771)	(20,979)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net decrease in other comprehensive loss	(13,899)	(6,309)	(771)	(20,979)
Balance as of December 31, 2014	$1,053	$(8,462)	$(773)	$(8,182)

Note 11 COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. The Company also leases certain manufacturing equipment and software rights under operating leases. Total rental expense for the years ended December 31, 2014, 2013 and 2012 was $27.3 million, $24.4 million and $25.0 million, respectively.
Aggregate non-cancelable future minimum rental payments under operating leases are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
2015	$9,799
2016	9,144
2017	7,449
2018	6,370
2019	6,305
Thereafter	18,385
$57,452

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

Purchase Commitments

At December 31, 2014, the Company, or its affiliates, had certain non-cancellable commitments which were not included on the consolidated balance sheets at that date. These include the outstanding capital purchase commitments of approximately $4.3 million and wafer purchase commitments of approximately $41.9 million.

Contingencies

Legal Proceedings

The Company is party to various legal proceedings. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations and statements of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described below or other legal proceedings that were not deemed material as of December 31, 2014, there exists the possibility of a material adverse effect on the Company's financial position, results of operations and cash flows. The Company has accrued for losses related to litigation that it considers probable and for which the loss can be reasonably estimated. In the event that a probable loss cannot be reasonably estimated, it has not accrued for such losses. Management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. As the Company continues to monitor litigation matters, whether deemed material as of December 31, 2014 or not, its determination could change, however, and the Company may decide, at some future date, to establish an appropriate reserve.

French Insolvency-Related Litigation - LFoundry and Atmel Rousset. In June 2010, our French subsidiary, Atmel Rousset S.A.S. (“Atmel Rousset”), sold its wafer manufacturing facility in Rousset, France to LFoundry GmbH (“LF”). In connection with this transaction, Atmel Rousset also executed, among other agreements, a take-or-pay supply agreement (the “Supply Agreement”) requiring Atmel Rousset or its affiliates to purchase wafers from LF’s subsidiary, LFoundry Rousset S.A.S. ("LFR"), which operated the facility; Atmel Rousset’s commitment under that Supply Agreement was fully satisfied in mid-2013. On June 26, 2013, LFR filed an insolvency declaration with the Commercial Court of Paris (the “Paris Court”). Two months later, on August 22, 2013, Atmel Rousset received a petition through which LFR, by its judicially-appointed receivers and administrator (collectively, “Administrator”), sought to extend the bankruptcy proceedings to include Atmel Rousset. On February 12, 2014, the Paris Court rejected the Administrator’s petition in its entirety. The period within which the Administrator was legally entitled to appeal this matter has expired, and the matter is concluded.
French Insolvency-Related Litigation - LFoundry and Atmel Corporation, et al. On June 26, 2013, LFR filed an insolvency declaration with the Paris Court, as described above under “Legal Proceedings - French Insolvency-Related Litigation - LFoundry and Atmel Rousset.” On September 6, 2013, LFR’s judicially-appointed receivers submitted a further petition to the Paris Court seeking to hold the Company and its subsidiary Atmel B.V. jointly and severally liable to LFR for damages in the approximate amount of 135 million Euros. LFR alleged that the Company and Atmel B.V. defrauded LFR (x) in connection with Atmel Rousset’s 2010 sale of its manufacturing facility to LF, the German parent of LFR, and (y) through their business conduct with LFR after the sale. The Company and Atmel B.V. considered LFR’s claims specious, defamatory and devoid of merit, based on the following facts among others: (a) neither was a party to the sale transaction or the supply agreement executed in conjunction with the transaction; (b) the sale transaction, when consummated in 2010, fully complied with all applicable French laws; (c) the assets transferred by

Atmel Rousset to LFR had a net value at the time of sale in excess of 80 million Euros, as confirmed, prior to the sale, by an independent auditor appointed by the Paris Court; (d) LFR assumed no debt in connection with the transaction; (e) LF was, at the time of the transaction, a financially stable and experienced foundry operator; (f) Atmel Rousset’s Workers’ Council (representing all Atmel Rousset employees prior to the sale), after receiving detailed information about LF and the transaction, and the analysis of its own independent financial expert, unanimously approved the transaction; (g) Atmel Rousset (or its affiliates) fully satisfied its commitment to purchase wafers from LFR, as acknowledged by LFR, by mid-2013; (h) in the three years after the sale, LFR received from Atmel Rousset (or present and past affiliates) payments for wafers and other services aggregating more than $400 million; and (i) any failure by LFR to diversify its revenue stream or reduce its dependence on Atmel Rousset over the course of three years resulted solely from ineffectual LFR management. On December 26, 2013, LFR suspended operations and commenced a judicially-supervised liquidation. On October 6, 2014, the Paris Court granted a request by LFR’s judicially-appointed liquidator to dismiss LFR’s petition without prejudice.

Southern District of New York Action by LFR and LFR Employees. On March 4, 2014, LFR and Jean-Yves Guerrini, on behalf of himself and a putative class of former LFR employees, filed an action in the United States District Court for the Southern District of New York against the Company, Atmel Rousset and LF, LFR’s German parent. An amended complaint was filed on November 4, 2014, and, like the original complaint, seeks significant damages in connection with claims for violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), RICO conspiracy, fraud, tortious interference with contract, trespass to chattels, and to void Atmel Rousset’s 2010 sale of its wafer manufacturing facility to LF. The asserted claims are predicated on the same factual allegations as the matter described above in “French Insolvency-Related Litigation - LFoundry and Atmel Corporation et al.,” and management believes they are similarly devoid of merit. On November 25, 2014, the Company moved to dismiss the First Amended Complaint. The Company and Atmel Rousset will defend vigorously against these claims, and intend to assert counterclaims and seek other relief, as appropriate.

Individual Labor Actions by former LFR Employees. Over 500 former employees of LFR have filed individual labor actions against Atmel Rousset in the labor court in Aix-en-Provence, France. As of December 31, 2014, the claimants had not yet provided the legal arguments underpinning their claims, although management believes each will argue that Atmel Rousset, together with LFR, was their co-employer. Atmel Rousset believes each of these actions is devoid of merit and based substantially on the same specious arguments already rejected in the French Insolvency-Related Litigation-LFoundry and Atmel Rousset, as described above. Atmel Rousset therefore intends to defend vigorously each of these claims.

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

The following table summarizes the activity related to the product warranty liability:

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(In thousands)
Balance at beginning of period	$3,686	$4,832	$5,746
Accrual for warranties during the period, net	3,884	2,203	3,672
Actual costs incurred	(3,625)	(3,349)	(4,586)
Balance at end of period	$3,945	$3,686	$4,832

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

Note 12 INCOME TAXES
The components of income (loss) before income taxes are as follows:

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands)
U.S.	$3,375	$25,648	$(19,956)
Foreign	53,851	(26,161)	62,194
Income (loss) before income taxes	$57,226	$(513)	$42,238
The provision for income taxes consists of the following:

		Years Ended
		December 31, 2014	December 31, 2013	December 31, 2012
		(in thousands)
Federal	Current	$(4,739)	$4,805	$10,378
	Deferred	10,013	(10,220)	4,501
State	Current	241	35	(5)
	Deferred	2,522	(124)	(494)
Foreign	Current	8,009	25,362	3,757
	Deferred	5,972	1,684	(6,344)
Provision for income taxes		$22,018	$21,542	$11,793
The Company's effective tax rate differs from the U.S. Federal statutory income tax rate as follows:

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
U.S. Federal statutory income tax rate	35.00%	35.00%	35.00%
State tax	2.85	3.56	(0.23)
Effect of foreign operations	2.13	(3,979.63)	(2.55)
Recognition of tax credits	(5.27)	875.54	(10.04)
Change of valuation allowance	(2.14)	(295.93)	1.04
Audit settlements and IRS refunds	1.06	(828.85)	—
Other, net (1)	4.82	(4.15)	4.70
Effective tax provision rate	38.45%	(4,194.46)%	27.92%

(1)	Other included items such as permanent differences, return to provision true up, unrecognized tax benefit, and nondeductible stock compensation.
Deferred income taxes
The tax effects of temporary differences that constitute significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31, 2014	December 31, 2013
	(in thousands)
Deferred income tax assets:
Net operating losses	$37,634	$46,723
Research and development, foreign tax and other tax credits	55,408	75,770
Accrued liabilities	37,380	30,599
Fixed assets	54,348	46,109
Intangible assets	11,977	10,555
Deferred income	10,319	5,261
Share-based compensation	3,291	5,889
Unrealized foreign exchange translation	2,424	1,109
Other	2,363	970
Total deferred income tax assets	215,144	222,985
Deferred income tax liabilities:
Foreign losses subject to recapture	(12,164)	(12,054)
Total deferred tax liabilities	(12,164)	(12,054)
Less valuation allowance	(40,372)	(41,321)
Net deferred income tax assets	$162,608	$169,610
Reported as:
Current deferred tax assets(1)	$45,518	$35,493
Current deferred tax liabilities(2)	(182)	(208)
Non-current deferred tax assets(3)	117,278	134,365
Non-current deferred tax liabilities(4)	(6)	(40)
Net deferred income tax assets	$162,608	$169,610
_________________________________________

(1)	Included within Prepaids and other current assets on the consolidated balance sheets.

(2)	Included within Accrued and other liabilities on the consolidated balance sheets.

(3)	Included within Other assets on the consolidated balance sheets.

(4)	Included within Other long-term liabilities on the consolidated balance sheets.
The valuation allowance is based on our assessment that it is more likely than not that the tax benefit of certain deferred tax assets will not be realized in the foreseeable future. The Company has provided allowances on the deferred tax assets relating to state and some foreign net operating losses and state tax credits for year ended December 31, 2014.
The table of deferred tax assets and liabilities shown above excludes deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The Company recognizes excess tax benefits from stock-based awards in additional paid-in capital if an incremental tax benefit is realized from a reduction in taxes payable, after all other available tax attributes have been utilized. The Company accounts for the indirect effects of stock-based awards on other tax attributes, such as research tax credits, through the consolidated statements of operations. The tax benefit realized from excess stock options exercised and restricted stock units vested during 2014 were $1.6 million.
As of December 31, 2014, the Company had not recognized deferred income taxes on a cumulative total of 246.0 million of undistributed earnings for certain non-U.S. subsidiaries. Determining the unrecognized deferred tax liability related to investments in our non-U.S. subsidiaries that are indefinitely reinvested is not practicable. The company estimates that our domestic cash needs will be met from our ongoing business operations.
As of December 31, 2014, the Company had federal, state, and non-U.S. net operating loss carryforwards for income tax purposes of $17.6 million, $501 million, and $151 million, respectively, some of which will begin to expire in 2031, 2015 and 2016, respectively. The U.S. net operating loss carryforwards relate to acquisitions and, as a result, are limited in the amount that can be recognized in any one year. Approximately $137 million of the non-U.S. net operating loss carryforwards have no expiration date. Additionally, the Company had federal, state and non-U.S. tax credit carryforwards of $69.2 million, $23.6 million, and $39.0 million, respectively. A portion of the federal and state credits will begin to expire in 2019 and 2015, respectively. The non-U.S. tax credit carryforwards have no expiration date.
Unrecognized tax benefits

The Company recognizes uncertain tax positions only to the extent that management believes that it is more-likely-than-not that the position will be sustained. The reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands)
Beginning gross unrecognized tax benefits	$119,506	$72,692	$67,967
Increases in balances related to tax positions taken during the current periods	8,181	13,201	10,270
Increases in balances related to tax positions taken during the prior periods	7,453	58,253	793
Decreases in balances related to tax positions taken during the prior periods	(9,537)	(13,836)	(1,877)
Lapse of statute of limitation	(2,418)	(7,152)	(4,314)
Settlements and effective settlements	(360)	(3,652)	(147)
Ending gross unrecognized tax benefits	$122,825	$119,506	$72,692
Included in the unrecognized tax benefits at December 31, 2014, 2013 and 2012, are $88.1 million, $87.5 million and $72.7 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in our income tax provision. In the years ended December 31, 2014, 2013, and 2012, the Company recognized expense related to interest and penalties in the consolidated statements of operations of $1.2 million, $2.8 million, and $0.4 million, respectively. The total amount of interest and penalties accrued on the consolidated balance sheets as of December 31, 2014 and 2013 was $5.2 million and $3.8 million, respectively.
The timing of resolutions and closures of tax audits is highly unpredictable. Given the uncertainty, it is reasonably possible that certain tax audits may be concluded within the next 12 months that could materially impact the balance of our gross unrecognized tax benefits. An estimate of the range of increase or decrease that could occur in the next twelve months cannot be made. However, the estimated impact to tax expense and net income from the resolution and closure of tax exams is not expected to be significant within the next 12 months.
The Company files U.S. federal, state, and foreign income tax returns in many jurisdictions with varying statutes of limitations. For U.S. federal and most state tax filings, we are no longer subject to examination for periods prior to 2005. For tax filings in significant foreign jurisdictions, we are no longer subject to examination for periods prior to 2005.

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

The aggregate net pension expense relating to these two plans are as follows:

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands)
Service costs	$1,526	$1,795	$1,290
Interest costs	1,509	1,430	1,447
Amortization of actuarial loss (gain)	47	376	(55)
Settlement and other related gain	—	(59)	(12)
Curtailment gain	—	(1,607)	—
Net pension period cost	$3,082	$1,935	$2,670

Settlement and other related gains for the years ended December 31, 2014, 2013 and 2012 were insignificant. Curtailment gain of $1.6 million for the year ended December 31, 2013 related to restructuring activity in the Company’s Rousset and Nantes operations in France and was recorded as a credit to restructuring charges upon termination of the affected employees during the fourth quarter of 2013.

The change in projected benefit obligation and the accumulated benefit obligation, were as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Projected benefit obligation at beginning of the year	$38,916	$40,621
Service costs	1,526	1,795
Interest costs	1,509	1,430
Settlement	—	(59)
Curtailment gain	—	(1,607)
Actuarial loss (gain)	8,753	(3,460)
Benefits paid	(483)	(322)
Foreign currency exchange rate changes	(385)	518
Projected benefit obligation at end of the year	$49,836	$38,916
Accumulated benefit obligation at end of the year	$46,092	$35,761
As the defined benefit plans are unfunded, the liability recognized on the consolidated balance sheets as of December 31, 2014 was $49.8 million, of which $0.6 million is included in accrued and other liabilities and $49.3 million is included in other long-term liabilities on the consolidated balance sheets. The liability recognized on the consolidated balance sheets as of December 31, 2013 was $38.9 million, of which $0.5 million is included in accrued and other liabilities and $38.4 million is included in other long-term liabilities on the consolidated balance sheets.
Actuarial assumptions used to determine benefit obligations for the plans were as follows:

Years Ended
	December 31, 2014	December 31, 2013	December 31, 2011
Assumed discount rate	1.49-2.15%	3.1-4.0%	2.7-3.9%
Assumed compensation rate of increase	2.9-3.0%	2.4-3.0%	2.4-3.0%
The discount rate is based on the quarterly average yield for Euros treasuries with a duration of 30 years, plus a supplement for corporate bonds (Euros, AA rating).
Future estimated expected benefit payments over the next 10 years are as follows:

Years Ending December 31:
(in thousands)
2015	$546
2016	758
2017	672
2018	955
2019	1,233
2020 through 2024	9,474
$13,638
The Company’s pension liability represents the present value of estimated future benefits to be paid.
With respect to the Company’s unfunded pension plans in Europe, for the year ended December 31, 2014, a change in assumed discount rate and compensation rate used to calculate the present value of pension obligation resulted in an increase in pension liability of $6.3 million, which was recorded in accumulated other comprehensive income in stockholders’ equity.

The Company’s net pension period cost for 2015 is expected to be approximately $3.4 million. Cash funding for benefits paid was $0.5 million for the year ended December 31, 2014. The Company expects total contribution to these plans to be approximately $0.5 million in 2015.

Amounts recognized in accumulated other comprehensive income consist of a net actuarial loss of $6.3 million and a gain of $2.9 million at December 31, 2014 and 2013, respectively. Net actuarial gains (losses) are expected to be minimal and will be recognized as a component of net periodic pension benefit cost during 2015, which is included in accumulated other comprehensive income in the consolidated statements of stockholders’ equity as of December 31, 2014.

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

During the first quarter of 2014, the Company realigned its business segments to better allocate resources and to focus more effectively on core markets.  As a result, the Company created a new reportable segment entitled "Multi-Market and Other" and eliminated the former Application Specific Integrated Circuit (“ASIC”) segment. A summary of each reportable segment follows:

•
Microcontroller. This segment includes Atmel's general purpose microcontroller and microprocessor families, AVR® 8-bit and 32-bit products, Atmel®| SMARTTM ARM® based products, Atmel's 8051 8-bit products, designated commercial wireless products, including low power radio and SOC products that meet Bluetooth, Bluetooth Low Energy, Zigbee and Wi-Fi specifications, Atmel's maXTouch capacitive touch product families and optimized products for smart energy, touch button, and mobile sensor hub and LED lighting applications.

•	Nonvolatile Memory. This segment includes electrically erasable programmable read-only ("EEPROM"), erasable programmable read-only memory (“EPROM”) devices and secure cryptographic products.

•	Automotive. This segment includes devices for automotive electronics, including products using radio frequency technology.

•
Multi-Market and Other. This segment includes application specific and standard products for aerospace applications and legacy products. On February 4, 2015, the Company announced its decision to exit the XSense business.

Prior period operating segment presentations have been revised to conform to the Company's revised segment reporting.

The Company continually evaluates operating segment performance based on revenue and income or loss from operations excluding share-based compensation and other non-recurring items. Because the Company’s operating segments reflect the manner in which management reviews its business, they necessarily involve subjective judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Operating segments may also be changed or modified to reflect products, technologies or applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments.

Operating segments are defined by the products they design and sell. They do not sell to each other. The Company’s net revenue and segment income (loss) from operations for each reportable segment is as follows:

Information about Reportable Segments

	Micro- Controllers	Nonvolatile Memory	Automotive	Multi-market and Other	Total
	(in thousands)
Year ended December 31, 2014
Net revenue from external customers	$994,069	$166,768	$153,221	$99,276	$1,413,334
Segment income from operations	116,417	35,868	23,096	3,260	178,641
Year ended December 31, 2013
Net revenue from external customers	$958,471	$153,363	$159,774	$114,839	$1,386,447
Segment income from operations	67,847	24,383	13,685	17,441	123,356
Year ended December 31, 2012
Net revenue from external customers	$959,742	$208,434	$147,222	$116,712	$1,432,110
Segment income (loss) from operations	103,280	32,475	(2,897)	24,755	157,613

The Company's primary products are semiconductor integrated circuits, which it has concluded constitutes a group of similar products. Therefore, it is impracticable to differentiate the revenue from external customers for each product sold. The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.

Reconciliation of Segment Information to Consolidated Statements of Operations

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands)
Total segment income from operations	$178,641	$123,356	$157,613
Unallocated amounts:
Stock-based compensation expense	(59,679)	(43,124)	(72,442)
Loss from manufacturing facility damage and shutdown	(3,485)	(2,205)	—
Acquisition-related charges	(13,767)	(5,534)	(7,388)
French building underutilization and other	(2,957)	(945)	—
Restructuring charges	(13,882)	(50,026)	(23,986)
Gain (loss) related to foundry arrangements	2,583	(7,424)	(10,628)
Recovery (impairment) of receivables due from foundry supplier	485	600	(6,495)
Fair value adjustments to inventory from businesses acquired	(2,322)	—	—
Impairment of XSense assets	(26,624)	—	—
Writeoff of uncollectible receivable	(4,126)	—	—
Settlement charges	—	(21,600)	—
Credit from reserved grant income	—	—	10,689
Gain on sale of assets	4,364	4,430	—
Consolidated income (loss) from operations	$59,231	$(2,472)	$47,363

Geographic sources of revenue were as follows:

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands)
China, including Hong Kong	$435,958	$417,617	$451,642
United States	211,532	192,878	189,699
Germany	204,257	199,298	175,930
South Korea	119,886	142,476	178,547
Rest of Asia-Pacific	102,643	120,290	72,128
Rest of Europe	139,458	128,841	149,104
Taiwan	60,632	51,830	67,806
Singapore	55,536	44,957	41,637
Japan	37,066	41,533	51,141
France	15,499	26,270	28,343
Rest of the World	30,867	20,457	26,133
Total net revenue	$1,413,334	$1,386,447	$1,432,110

Net revenue is attributed to regions based on ship-to locations.

The Company had two distributors that accounted for 16% and 10%, respectively, of net revenue in the year ended December 31, 2014. The Company had one distributor and one customer that accounted for 14% and 12%, respectively, of net revenue in the year ended December 31, 2013. The Company had one distributor and one customer that accounted for 12% and 10%, respectively, of net revenue in the year ended December 31, 2012. Two distributors accounted for 17% and 11%, respectively, of accounts receivable at December 31, 2014 and no customer accounted for 10% or more of accounts receivable at December 31, 2014. One distributor accounted for 20% of accounts receivable at December 31, 2013 and no customer accounted for 10% or more of accounts receivable at December 31, 2013.

Physical locations of tangible long-lived assets were as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
United States	$92,466	$104,912
Philippines	56,094	50,472
Germany	17,920	24,244
France	13,714	17,249
Rest of Asia-Pacific	20,237	23,815
Rest of Europe	5,854	7,026
Total	$206,285	$227,718

Excluded from the table above are auction-rate securities of $1.1 million at December 31, 2014 and 2013, which are included in other assets on the consolidated balance sheets. Also excluded from the table above as of December 31, 2014 and 2013 are goodwill of $191.1 million and $108.2 million, respectively, intangible assets, net of $50.3 million and $28.1 million, respectively, and deferred income tax assets of $117.3 million and $134.4 million, respectively.

Note 15 SALE OF ASSETS

North Tyneside

In connection with the 2007 sale of land and other assets in North Tyneside, England, the Company had previously sold a portion of its net operating loss carryforwards related to its North Tyneside operations. Following the closure by the relevant tax authorities of matters relating to the surrender of those net operating losses, the Company recorded a gain of $4.4 million, net of related fees of $0.5 million, as gain on sale of assets and $1.3 million as interest income in our consolidated statement of operations for the year ended 2014.

    Based on the structure of the North Tyneside entity, the Company holds 50.2% interest in the shares of North Tyneside. The Company consolidates the financial results of North Tyneside and attributes the share of profit and loss to the noncontrolling interest. Activity subsequent to the 2007 sale of land and other assets has been immaterial.

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

Note 16 RESTRUCTURING CHARGES

The following table summarizes the activity related to the accrual for restructuring charges detailed by event:

	Q2'10	Q2'12	Q1'13	Q3'13	Q3'14	Q4'14	Total 2014 Activity
	(in thousands)
Balance at January 1, 2014 - Restructuring Accrual	$281	$897	$22,949	$1,314	$—	$—	$25,441
Charges (credits) - Employee termination costs, net of change in estimate	—	—	(2,077)	(292)	1,397	14,854	13,882
Non-cash - Other	—	—	—	—	(321)	—	(321)
Payments - Employee termination costs	—	(878)	(16,773)	(1,018)	(55)	(346)	(19,070)
Payments - Other	—	—	—	—	—	—	—
Foreign exchange (gain) loss	—	—	(111)	5	(101)	—	(207)
Balance at December 31, 2014 - Restructuring Accrual	$281	$19	$3,988	$9	$920	$14,508	$19,725

	Q2'10	Q2'12	Q4'12	Q1'13	Q3'13	Total 2013 Activity
	(in thousands)
Balance at January 1, 2013 - Restructuring Accrual	$439	$7,418	$8,365	$—	$—	$16,222
Charges (credits) - Employee termination costs, net of change in estimate	—	(13)	(1,720)	44,084	2,043	44,394
Charges - Other	—	—	—	453	—	453
Payments - Employee termination costs	(158)	(6,508)	(6,400)	(21,873)	(723)	(35,662)
Payments - Other	—	—	(229)	(453)	—	(682)
Foreign exchange (gain) loss	—	—	(16)	738	(6)	716
Balance at December 31, 2013 - Restructuring Accrual	$281	$897	$—	$22,949	$1,314	$25,441

Non-cash charges (see discussion below)	$—	$—	$68	$5,111	$—	$5,179

	Q3'08	Q2'10	Q2'12	Q4'12	Total 2012 Activity
	(in thousands)
Balance at January 1, 2012 - Restructuring Accrual	$301	$1,846	$—	$—	$2,147
Charges - Employee termination costs, net of change in estimate	—	924	11,724	10,843	23,491
Charges - Other	—	—	—	495	495
Payments - Employee termination costs	(301)	(1,902)	(4,486)	(2,973)	(9,662)
Foreign exchange (gain) loss	—	(429)	180	—	(249)
Balance at December 31, 2012 - Restructuring Accrual	$—	$439	$7,418	$8,365	$16,222

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

2014 Restructuring Charges

Restructuring charges were recorded in the third and fourth quarter of 2014. The charges primarily related to workforce reductions in France. These actions were intended to align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. In connection with formulating this restructuring plan, during the third and fourth quarters of 2014, the Company confidentially negotiated and developed a “social plan” in coordination and consultation with the local Works Council. This social plan, which is subject to French law, set forth general parameters, terms and benefits for both voluntary and involuntary employee dismissals.

The Company expects to incur restructuring charges in 2015 related to workforce reductions anticipated to occur with respect to the Company's decision to exit the XSense business.

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

U.S. and Norway

Restructuring charges recorded in 2013 were primarily related to workforce reductions in the U.S. and Norway amounting to $2.0 million. The workforce reductions were designed to further align operating expenses with macroeconomic conditions and revenue outlook, and to improve operational efficiency, competitiveness and business profitability. Restructuring charges related to these workforce reductions were paid to affected employees after their dismissal date.

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

Note 18 NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO ATMEL COMMON STOCKHOLDERS

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is as follows:

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands, except per share data)
Net income (loss) attributable to Atmel	$32,195	$(22,055)	$30,445

Weighted-average shares - basic	419,103	427,460	433,017
Dilutive effect of incremental shares and share equivalents	1,807	—	4,565
Weighted-average shares - diluted	420,910	427,460	437,582
Net income (loss) per share:
Basic
Net income (loss) per share attributable to Atmel common stockholders - basic	$0.08	$(0.05)	$0.07
Diluted
Net income (loss) per share attributable to Atmel common stockholders - diluted	$0.08	$(0.05)	$0.07

The following table summarizes securities that were not included in the “Weighted-average shares - diluted” used for calculation of diluted net income (loss) per share, as their effect would have been anti-dilutive:

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands)
Employee stock options and restricted stock units outstanding	6,879	11,860	4,718

Note 19 INTEREST AND OTHER (EXPENSE) INCOME, NET

Interest and other (expense) income, net, are summarized in the following table:

		Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
		(in thousands)
Interest and other (expense) income	$(199)	$1,911	$(1,358)
Interest expense	(2,618)	(2,208)	(4,130)
Foreign exchange transaction gains	812	2,256	363
Total	$(2,005)	$1,959	$(5,125)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Atmel Corporation:

We have audited the accompanying consolidated balance sheets of Atmel Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014 . In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as set forth under Item 15(a)(2). We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements, financial statement schedule, and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atmel Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Atmel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Santa Clara, California
February 25, 2015

Schedule II
ATMEL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2014, 2013 and 2012

	Balance at Beginning of Year	Charges (Credits) to Expense	Deductions- Write-offs	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts receivable:
Year ended December 31, 2014	$1,926	$4,054	$(35)	$5,945
Year ended December 31, 2013	$11,005	$(22)	$(9,057)	$1,926
Year ended December 31, 2012	$11,833	$(18)	$(810)	$11,005
Valuation/Allowance for deferred tax assets:
Year ended December 31, 2014	$41,321	$3,240	$(4,189)	$40,372
Year ended December 31, 2013	$41,271	$3,402	$(3,352)	$41,321
Year ended December 31, 2012	$38,742	$2,935	$(406)	$41,271

UNAUDITED QUARTERLY FINANCIAL INFORMATION
The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended December 31, 2014 and 2013:

Year Ended December 31, 2014 (1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except for per share data)
Net revenue	$337,361	$355,534	$374,485	$345,954
Gross profit	$139,990	$161,238	$176,843	$140,559
Net income (loss) attributable to Atmel	$2,166	$19,236	$17,250	$(6,457)
Basic net income (loss) per share attributable to Atmel:
Net income (loss) per share	$0.01	$0.05	$0.04	$(0.02)
Weighted-average shares used in basic net income (loss) per share calculations	425,390	421,090	418,954	417,797
Diluted net income (loss) per share attributable to Atmel:
Net income (loss) per share	$0.01	$0.05	$0.04	$(0.02)
Weighted-average shares used in diluted net income (loss) per share calculations	427,276	422,834	420,964	417,797

Year Ended December 31, 2013 (2)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except for per share data)
Net revenue	$329,143	$347,816	$356,268	$353,220
Gross profit	$131,305	$147,925	$143,467	$150,928
Net income (loss)	$(47,667)	$12,976	$5,426	$7,210
Basic net income (loss) per share:
Net income (loss) per share	$(0.11)	$0.03	$0.01	$0.02
Weighted-average shares used in basic net income (loss) per share calculations	428,999	428,239	426,621	426,021
Diluted net income (loss) per share:
Net income (loss) per share attributable to Atmel	$(0.11)	$0.03	$0.01	$0.02
Weighted-average shares used in diluted net income (loss) per share calculations	428,999	430,536	429,639	428,008

(1)
The Company recorded asset impairment charge of $26.6 million in the quarter ended December 31, 2014. The Company recorded restructuring charges (credits) of $14.8 million, $0.8 million, $(1.6) million and $(0.2) million in the quarters ended December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, respectively. The Company recorded acquisition-related charges of $3.5 million, $7.2 million, $1.5 million and $1.6 million in the quarters ended December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, respectively.

(2)
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. This evaluation was based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using the criteria in Internal Control - Integrated Framework (2013), we concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which appears in Item 8 of this Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS
Executive Officers of the Registrant
The corporate executive officers of Atmel, who are elected by and serve at the discretion of the Board of Directors, and their ages (as of January 30, 2015), are as follows:

Name	Age	Position
Steven Laub	56	President, Chief Executive Officer
Tsung-Ching Wu	64	Executive Vice President, Office of the President and Director
Steve Skaggs	52	Senior Vice President, Chief Financial Officer
Scott Wornow	52	Senior Vice President, Chief Legal Officer and Secretary
Reza Kazerounian	57	Senior Vice President, Microcontroller Business Unit
Robert Valiton	51	Senior Vice President, RF and Automotive and Nonvolatile Memory Segments
Hugo De La Torre	54	Vice President, Chief Accounting Officer
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
Steve Skaggs joined Atmel in 2010 and served as Senior Vice President, Corporate Strategy and Development until his appointment as Interim Chief Financial Officer in April 2013. In May 2013, Mr. Skaggs was named Senior Vice President & Chief Financial Officer. Prior to joining Atmel, Mr. Skaggs worked at Lattice Semiconductor, where he served as President and CEO and also as CFO. Prior to Lattice, Mr. Skaggs was employed by Bain & Company, a global strategic consulting firm, where he specialized in high technology product strategy, mergers and acquisitions and corporate restructurings. He holds an MBA degree from the Harvard Business School and a BS degree in Chemical Engineering from the University of California, Berkeley.

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
Reza Kazerounian has served as Atmel’s Senior Vice President and General Manager of the Microcontroller Business Unit since March 2013. Prior to that, Dr. Kazerounian worked for Freescale from 2009 to 2012, where he most recently served as Senior Vice President and General Manager of the Automotive, Industrial, Multi-Market Solutions Group (AISG). Prior to Freescale, Reza was at STMicroelectronics from 2000 to March 2009, where he served as President and CEO of STMicroelectronics, Inc. Americas and previously as Group Vice President and General Manager of the Smart Card and Programmable Systems Memory Divisions. Prior to joining STMicroelectronics, he was Chief Operating Officer of WaferScale Integration, Inc. Dr. Kazerounian holds degrees from the University of Illinois, Chicago (B.S.) and the University of California, Berkeley (Ph.D.).

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

The other information required by this Item regarding directors, Section 16 filings, the Registrant’s Audit Committee and our Code of Ethics/Standards of Business Conduct is set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Meetings and Committees — Audit Committee” and “Corporate Governance — Code of Ethics/Standards of Business Conduct” in the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders (the “2015 Proxy Statement”), and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item regarding compensation of the Registrant’s directors and executive officers is set forth under the captions “Executive Compensation,” “Executive Compensation - Compensation Committee Report” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in the 2015 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item regarding beneficial ownership of the Registrant’s Common Stock by certain beneficial owners and management of Registrant, as well as equity compensation plans, is set forth under the captions “Security Ownership” and “Executive Compensation - Equity Compensation Plan Information” in the 2015 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this Item regarding certain relationships and related transactions with management and director independence is set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance — Independence of Directors” in the 2015 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item regarding principal accounting fees and services is set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm - Fees of Company Auditors, KPMG LLP Incurred by Atmel” in the 2015 Proxy Statement and is incorporated herein by reference.
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

ATMEL CORPORATION

February 25, 2015	By:	/s/ STEVEN LAUB
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on February 25, 2015 on behalf of the Registrant and in the capacities indicated:

Signature	Title
s/ STEVEN LAUB	President & Chief Executive Officer (principal executive officer)
Steven Laub

/s/ STEVE SKAGGS	Senior Vice President & Chief Financial Officer (principal financial officer)
Steve Skaggs

/s/ HUGO DE LA TORRE	Vice President & Chief Accounting Officer (principal accounting officer)
Hugo De La Torre

/s/ TSUNG-CHING WU	Director
Tsung-Ching Wu

/s/ DR. EDWARD ROSS	Director
Dr. Edward Ross

/s/ DAVID SUGISHITA	Director
David Sugishita

/s/ PAPKEN DER TOROSSIAN	Director
Papken Der Torossian

/s/ JACK L. SALTICH	Director
Jack L. Saltich

/s/ CHARLES CARINALLI	Director
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

10.10+
Amendment No. 2 to Amended Employment Agreement between Registrant and Steven Laub dated as of March 27, 2014 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on March 27, 2014).

10.11+
Amendment No. 3 to Amended Employment Agreement between Registrant and Steven Laub dated as of March 27, 2014 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on April 11, 2014).

10.12+
Senior Executive Change of Control and Severance Plan (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on March 27, 2014).

10.13+
Description of Fiscal 2014 Executive Bonus Plan (which is incorporated herein by reference to Item 5.02 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on March 27, 2014)

10.14
Office Lease between Registrant and CA-Skyport III Limited Partnership dated as of August 30, 2011 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, Commission File No. 0-19032).

10.15+
2011 Long-Term Performance-Based Incentive Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, Commission File No. 0-19032).

10.16+
Description of 2014 Long-Term Performance Incentive Plan (which is incorporated by reference to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on December 23, 2013 and by reference to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on March 27, 2014).

10.17+	Description of 2015 Long-Term Performance Incentive Plan (which is incorporated by reference to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on December 15, 2014).
10.18
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

10.19
Amendment No. 1 to Credit Agreement, dated as of June 27, 2014, to that certain Credit Agreement, dated as of December 6, 2013 among Atmel Corporation, the Lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19032).

10.20
Agreement and Plan of Merger, dated as of July 3, 2014, by and among Atmel Corporation, Marina MCU Acquisition Corporation, Newport Media, Inc. and Shareholder Representative Services LLC, as representative (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19032).

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