Form 10-Q
period 2015-03-31
ATMEL CORP
filed 2015-05-07
CIK 872448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

On April 30, 2015, the Registrant had 417,378,300 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 31, 2015

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands, except for per share data)
Net revenue	$318,288	$337,361
Operating expenses
Cost of revenue	170,991	197,371
Research and development	59,129	69,752
Selling, general and administrative	62,073	64,079
Acquisition-related charges	4,403	1,628
Restructuring charges (credits)	1,147	(224)
Total operating expenses	297,743	332,606
Income from operations	20,545	4,755
Interest and other income, net	3,700	77
Income before income taxes	24,245	4,832
Provision for income taxes	(7,699)	(2,666)
Net income	16,546	2,166
Less: net income attributable to noncontrolling interest, net of taxes	(51)	—
Net income attributable to Atmel	$16,495	$2,166
Basic net income per share attributable to Atmel:
Net income per share	$0.04	$0.01
Weighted-average shares used in basic net income per share calculations	417,038	425,390
Diluted net income per share attributable to Atmel:
Net income per share	$0.04	$0.01
Weighted-average shares used in diluted net income per share calculations	418,462	427,276
Cash dividends declared and paid per share	$0.04	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Net income	$16,546	$2,166
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(11,730)	323
Actuarial losses related to defined benefit pension plans	(325)	(19)
Reclassification adjustment from sale of investment	—	328
Total other comprehensive (loss) income	(12,055)	632
Total comprehensive income	$4,491	$2,798

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014
	(in thousands, except for par value)
ASSETS
Current assets
Cash and cash equivalents	$200,847	$206,937
Accounts receivable, net of allowance for doubtful accounts of $5,924 and $5,945, respectively	196,653	222,021
Inventories	274,192	278,242
Prepaids and other current assets	81,553	89,101
Total current assets	753,245	796,301
Fixed assets, net of accumulated depreciation of $1,334,858 and $1,333,103, respectively	154,809	158,281
Goodwill	188,554	191,088
Intangible assets, net of accumulated amortization of $61,857 and $58,471, respectively	46,900	50,286
Other assets	164,839	166,348
Total assets	$1,308,347	$1,362,304
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$83,538	$97,467
Accrued and other liabilities	119,915	139,696
Deferred income on shipments to distributors	47,913	49,059
Current portion of long-term debt	6,821	7,413
Total current liabilities	258,187	293,635
Other long-term liabilities	186,364	198,670
Total liabilities	444,551	492,305
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	—	—
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 417,378 at March 31, 2015 and 416,178 at December 31, 2014, respectively	417	416
Additional paid-in capital	762,757	756,760
Accumulated other comprehensive loss	(20,237)	(8,182)
Retained earnings	117,795	117,992
Total Atmel stockholders’ equity	860,732	866,986
Noncontrolling interest	3,064	3,013
Total stockholders' equity	863,796	869,999
Total liabilities and stockholders’ equity	$1,308,347	$1,362,304

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Cash flows from operating activities
Net income	$16,546	$2,166
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,290	13,405
Deferred income taxes	2,034	(2,242)
Write-off of equipment deposit	—	1,730
Realized gain on sales of marketable securities	—	(385)
Accretion of interest on long-term debt	427	321
Share-based compensation expense	13,687	15,617
Excess tax benefit on share-based compensation	(526)	(572)
Non-cash acquisition-related and other charges, net	(7,384)	323
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	25,403	11,858
Inventories	4,657	27,814
Current and other assets	1,384	16,720
Trade accounts payable	(11,614)	(1,171)
Accrued and other liabilities	(17,412)	(32,465)
Income taxes payable	(211)	(3,054)
Deferred income on shipments to distributors	(1,146)	(3,828)
Net cash provided by operating activities	40,135	46,237
Cash flows from investing activities
Acquisitions of fixed assets	(10,427)	(17,025)
Sales of marketable securities	—	3,071
Acquisitions of intangible assets	(481)	(784)
Net cash used in investing activities	(10,908)	(14,738)
Cash flows from financing activities
Principal repayments on debt	(10,008)	—
Repurchases of common stock	(9,095)	(54,946)
Payment of dividends	(16,692)	—
Proceeds from issuance of common stock	5,996	6,711
Tax payments related to shares withheld for vested restricted stock units	(5,198)	(4,889)
Excess tax benefit on share-based compensation	526	572
Net cash used in financing activities	(34,471)	(52,552)
Effect of exchange rate changes on cash and cash equivalents	(846)	(351)
Net decrease in cash and cash equivalents	(6,090)	(21,404)
Cash and cash equivalents at beginning of the period	206,937	276,881
Cash and cash equivalents at end of the period	$200,847	$255,477

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (the “Company” or “Atmel”) and its subsidiaries as of March 31, 2015 and the results of operations and comprehensive income for the three months ended March 31, 2015 and 2014 and cash flows for the three months ended March 31, 2015 and 2014. All intercompany balances have been eliminated. Because all of the annual disclosures required by U.S. generally accepted accounting principles ("GAAP") are not included, as permitted by the rules of the Securities and Exchange Commission (the “SEC”), these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The December 31, 2014 year-end balance sheet data was derived from the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, or for the entire year.

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

Inventories are comprised of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Raw materials and purchased parts	$9,668	$12,633
Work-in-progress	185,915	192,206
Finished goods	78,609	73,403
	$274,192	$278,242

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. On April 1, 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 2 BUSINESS COMBINATIONS
Newport Media, Inc.
On July 31, 2014, the Company acquired 100% of the equity interest in privately-held Newport Media, Inc. (“NMI”), a provider of low power Wi-Fi and Bluetooth solutions that are expected to enhance the Company’s portfolio of wireless products.
The purchase consideration, net of cash acquired, consisted of $139.6 million payable in cash at the closing of the acquisition, subject to working capital adjustments and deductions for specified closing expenses. In addition, the acquisition agreement provides for an aggregate cash earn-out payment of up to $30.0 million payable if specified revenue targets are achieved over the two years following the acquisition date. The Company recorded a liability of $0.4 million as of July 31, 2014, representing the estimated fair value of the earn-out based on the probability of achievement as of the acquisition date.

The total purchase price, before working capital adjustments and deduction for specified closing expenses, of the acquisition equaled:

July 31, 2014
(in thousands)
Cash, including cash acquired of $3.0 million	$142,639
Fair value of earn-out	420
Total purchase price	$143,059

The purchase price was allocated to the identifiable assets and liabilities of NMI based on their estimated fair value at the acquisition date. The Company engaged an independent third party to assist with the determination of the fair value of certain identifiable intangible assets and the earn-out. In determining the fair value of the purchased intangible assets and earn-out, management made various estimates and assumptions from significant unobservable inputs (Level 3). The fair value of purchased identifiable intangible assets was determined using discounted cash flow models from projections prepared by management. The fair value of the earn-out was derived using an option pricing model that includes significant unobservable inputs.
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
$143,059

The Company prepared an initial determination of the fair value of the assets acquired and liabilities assumed as of the acquisition date using preliminary information.  The Company recognized measurement period adjustments made during the fourth quarter of 2014 to the fair value of certain assets acquired and liabilities assumed as a result of further refinements in the Company’s estimates.  These adjustments were retrospectively applied to the July 31, 2014 acquisition date balance sheet.  The effect of these adjustments on the preliminary purchase price allocation was a decrease in goodwill and income tax payable of $1.9 million and $0.3 million, respectively, and an increase in deferred tax assets of $1.6 million.
The excess of the fair value of consideration paid over the fair value of the net assets acquired,liabilities assumed and the identifiable intangible assets acquired resulted in recognition of goodwill of approximately $86.1 million, including workforce, of which $55.2 million is expected to be deductible for tax purposes. The recognition of goodwill primarily related to the expected synergies between the product offerings of NMI and the Company. All goodwill recorded was assigned to the Company's Microcontroller segment.
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

The Company expensed $2.5 million of advisory, legal, and consulting fees and other costs directly related to the acquisition, which were recorded as acquisition-related charges in the Consolidated Statements of Operations for the year ended December 31, 2014. The Company incurred $5.3 million of one-time bonus expense, subject to claw-back and other employment-related terms, for certain employees, which will be recorded ratably through the date on which the bonus is no longer recoverable by the Company. For the three months ended March 31, 2015, the Company recorded $1.6 million of one-time bonus expense as acquisition-related charges and $1.7 million of amortization expense related to identifiable intangible assets in the Condensed Consolidated Statements of Operations.

Note 3 INVESTMENTS

Investments at March 31, 2015 and December 31, 2014 consist of auction-rate securities. During the three months ended March 31, 2014, the Company sold its investment in a corporate equity security, which resulted in a realized gain of $0.4 million recorded under interest and other income, net in the Condensed Consolidated Statements of Operations.

For the three months ended March 31, 2015, auctions for the Company's sole auction-rate security continued to fail and as a result this security continues to be illiquid. The Company concluded that the remaining 1.0 million (adjusted cost) of auction-rate security is unlikely to be liquidated within the next twelve months and classified this security as a long-term investment, which is included in other assets in the Condensed Consolidated Balance Sheets. This auction-rate security had a contractual maturity greater than 10 years and totaled $1.0 million (at adjusted cost) as of March 31, 2015.

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

The tables below present the balances of investments measured at fair value on a recurring basis:

	March 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$1,272	$1,272	$—	$—

Other assets
Auction-rate security	1,066	—	—	1,066
Investment funds - Deferred compensation plan assets
Institutional money market funds	2,197	2,197	—	—
Fixed income	1,092	1,092	—	—
Marketable equity securities	3,819	3,819	—	—
Total institutional funds - Deferred compensation plan	7,108	7,108	—	—
Total other assets	8,174	7,108	—	1,066
Total	$9,446	$8,380	$—	$1,066

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$1,267	$1,267	$—	$—

Other assets
Auction-rate security	1,066	—	—	1,066
Investment funds - Deferred compensation plan assets
Institutional money market funds	2,039	2,039	—	—
Fixed income	984	984	—	—
Marketable equity securities	3,576	3,576	—	—
Total institutional funds - Deferred compensation plan	6,599	6,599	—	—
Total other assets	7,665	6,599	—	1,066
Total	$8,932	$7,866	$—	$1,066

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

Auction-rate securities are classified within Level 3 because significant assumptions for such securities are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of the Company's total assets as of March 31, 2015 and December 31, 2014.

There were no changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2015 and year ended December 31, 2014. There were no transfers between Level 1 and 2 hierarchies for the three months ended March 31, 2015 and the year ended December 31, 2014.

Note 5 BORROWING ARRANGEMENTS

Senior Secured Revolving Credit Facility

On December 6, 2013, the Company entered into a five-year $300.0 million, senior secured revolving credit facility (the “Facility”), the terms of which are set forth in a Credit Agreement (the “Credit Agreement”) among the Company, a group of lenders led by Morgan Stanley Senior Funding, Inc., as administrative agent, and Union Bank N.A., BNP Paribas and SunTrust Bank, as co-syndication agents. The Company may increase the aggregate availability under the Facility through a customary “accordion” feature in an amount not to exceed $250.0 million. The Company recorded debt issuance costs of $2.1 million associated with the Facility which are being amortized over the expected life of the Facility.

Borrowings under the Facility are available for general corporate purposes, including working capital, stock repurchases, acquisitions and other purposes. Amounts outstanding under the Facility are due on the earlier of December 6, 2018 or 180 days prior to the maturity date of any Permitted Convertible Notes (as defined in the Credit Agreement) if, in the latter case, the Company does not otherwise have available sufficient unrestricted cash and other investments to redeem the Permitted Convertible Notes.

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

On July 29, 2014, the Company borrowed $90.0 million under the Facility to assist with the acquisition of NMI. Interest on the borrowed amounts equals the applicable periodic LIBOR rate, plus 1.25% per annum, and was $0.4 million for the three months ended March 31, 2015.

As of March 31, 2015, after principal repayments, the Company had $65.0 million of outstanding borrowings under the Facility and was in compliance with all financial covenants under the Credit Agreement. The Facility matures on December 6, 2018.

Other Debt Obligations

The Company had a short-term debt obligation amounting to $6.7 million and $7.3 million as of March 31, 2015 and December 31, 2014, respectively, relating to an amount previously advanced from a foreign government which is repayable in 2015. The balance is increased on a quarterly basis as a result of interest accretion. As the loan is denominated in Euro, the balance is re-measured into U.S dollars at current rates during each reporting period. The repayment amount is expected to be approximately $7.5 million in 2015.

Note 6 STOCKHOLDERS’ EQUITY

Share-Based Compensation

The following table summarizes share-based compensation, net of the amount capitalized in inventory, included in operating results:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Cost of revenue	$1,115	$1,316
Research and development	3,578	4,729
Selling, general and administrative	8,994	9,572
Total share-based compensation expense, before income taxes	13,687	15,617
Tax benefit	(2,867)	(2,924)
Total share-based compensation expense, net of income taxes	$10,820	$12,693

Restricted Stock Units, Employee Stock Purchase Plan and Stock Options

In May 2005, Atmel’s stockholders initially approved Atmel’s 2005 Stock Plan (as amended, the “2005 Stock Plan”). As of March 31, 2015, 158.0 million shares had been cumulatively authorized for issuance under the 2005 Stock Plan, and 13.8 million shares remained available for issuance without giving effect to any adjustment that may be required by the terms of the 2005 Stock Plan in respect of shares underlying restricted stock or restricted stock units. Under the 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Restricted stock units generally vest on a quarterly basis over a service period of up to four years from the grant date, although restricted stock unit grants to newly-hired employees generally have a one-year cliff vest equal to one-quarter of the total grant. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options		Weighted-
			Exercise	Average
	Available for Grant	Number of Options	Price per Share	Exercise Price per Share
	(in thousands, except for per share data)
Balances, December 31, 2014	13,611	3,059	$2.13-$10.01	$4.57
Restricted stock units issued	(479)	—	—	—
Plan adjustment for restricted stock units issued	(273)	—	—	—
Restricted stock units cancelled	363	—	—	—
Plan adjustment for restricted stock units cancelled	210	—	—	—
Performance-based restricted stock units cancelled	253	—	—	—
Plan adjustment for performance-based restricted stock units cancelled	144	—	—	—
Options cancelled/expired/forfeited	2	(2)	$3.26	$3.26
Options exercised		(198)	$2.66-$6.28	$3.51
Balances, March 31, 2015	13,831	2,859
Options vested and expected to vest at March 31, 2015		2,859

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

As of March 31, 2015, there were 13.8 million shares available for issuance under the 2005 Stock Plan, or 8.8 million shares after giving effect to the applicable ratios under the 2005 Stock Plan for issuances of restricted stock units, as described above.

Restricted Stock Units

Activity related to restricted stock units is set forth below:

	Number of Units	Weighted-Average Grant Date Fair Value
	(in thousands, except for per share data)
Balances, December 31, 2014	18,163	$8.40
Restricted stock units issued	479	8.45
Restricted stock units vested	(1,898)	8.43
Restricted stock units cancelled	(363)	7.71
Performance-based restricted stock units cancelled	(253)	7.35
Balances, March 31, 2015	16,128	$8.43

As of March 31, 2015, total unearned share-based compensation related to unvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $92.1 million, including estimated forfeitures, and is expected to be recognized over a weighted-average period of 2.54 years.

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

Performance metrics for the 2015 Plan are based on the Company’s publicly-reported non-GAAP earnings per share growth rate from 2014 to 2015 (calculated for the fiscal years ended 2014 and 2015, respectively) to the adjusted earnings per share growth rates of companies included within the well-established Philadelphia Semiconductor Sector IndexSM (SOX Index) during the same period. The SOX Index is a modified market capitalization-weighted index composed of companies primarily involved in the design, distribution, manufacture, and sale of semiconductors. For purposes of the 2015 Plan, “adjusted earnings per share” for the applicable measurement period for any company included within the SOX Index means that company’s non-GAAP earnings per share, as publicly reported by that company (which, in the case of the Company, will be its non-GAAP earnings per share), adjusted to exclude for the measurement period (to the extent such adjustments are publicly disclosed) each of the following: share-based compensation expense; restructuring and impairment charges (credits); loss (gain) on sale; acquisition and divestiture related expenses; intellectual property related settlement charges; non-cash tax expenses; other non-recurring tax items; to make equivalent comparisons between the Company’s non-GAAP earnings per share and the adjusted earnings per share for other companies included within the SOX Index. The Company recorded total share-based compensation expense related to the 2015 Plan of $1.3 million in the three months ended March 31, 2015.

For participants who are included within the 2015 Plan at any time after January 1, 2015, awards will be pro-rated to reflect the actual time a participant has been an employee of, or a service provider to, the Company.

On December 17, 2013, the Company adopted the Atmel 2014 Long-Term Performance-Based Incentive Plan (the “2014 Plan”), which ended on December 31, 2014. The Company recorded total share-based compensation expense related to the 2014 Plan of $1.0 million and $1.1 million in the three months ended March 31, 2015 and 2014, respectively.

Employee Stock Purchase Plan

         Under the 2010 Employee Stock Purchase Plan (“2010 ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85% of the fair market value of the common stock at the date of commencement of the six-month offering period or 85% of the fair market value on the last day of the offering period. Purchases are limited to 10% of an employee’s eligible compensation subject to a maximum annual employee contribution limit of $25,000 of the market value of the shares (determined at the commencement of the six month offering period) per calendar year. There were 0.8 million shares purchased under the 2010 ESPP for each of the three months ended March 31, 2015 and 2014 at an average price per share of $6.97 and $6.43, respectively. Of the 25.0 million shares authorized for issuance under the 2010 ESPP, 18.2 million shares were available for issuance at March 31, 2015.

The fair value of each purchase under the 2010 ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option-pricing model. The following assumptions were utilized to determine the fair value of the 2010 ESPP shares:

	Three Months Ended
	March 31, 2015	March 31, 2014
Risk-free interest rate	0.07%	0.07%
Expected life (years)	0.50	0.50
Expected volatility	36%	32%
Expected dividend yield	1.91%	—%

The weighted-average fair value per share under the 2010 ESPP for purchase periods beginning in the three months ended March 31, 2015 and 2014 were $1.68 and $1.64, respectively. Cash proceeds from the issuance of shares under the Company’s 2010 ESPP were $5.3 million and $5.4 million for the three months ended March 31, 2015 and 2014, respectively.

Common Stock Repurchase Program

Atmel’s Board of Directors has authorized an aggregate of $1.0 billion of funding for the Company’s common stock repurchase program since 2011. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of the Company’s cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities. As of March 31, 2015, $200.0 million remained available for the repurchase of common stock under this program.

During the three months ended March 31, 2015 and 2014, Atmel repurchased 1.1 million and 6.9 million shares, respectively, of its common stock in the open market at an average repurchase price of $8.24 and $7.97 per share, respectively, excluding commission, and subsequently retired those shares. Common stock and additional paid-in capital were reduced by $9.1 million and $54.9 million, excluding commission, for the three months ended March 31, 2015 and 2014, respectively, as a result of the stock repurchases.

Dividends

On March 26, 2015, the Company paid a cash dividend of $0.04 per common share, the aggregate cost of which was $16.7 million.

Note 7 ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for the Company arises from foreign currency translation adjustments, actuarial loss related to defined benefit pension plans and net unrealized loss on investments. The following table summarizes the changes in accumulated balances of other comprehensive loss, net of tax:

	Foreign currency translation adjustments	Defined benefit pension plans	Change in unrealized loss on investments	Total
	(in thousands)
Balance as of December 31, 2014	$1,053	$(8,462)	$(773)	$(8,182)
Other comprehensive income before reclassifications	(11,730)	(325)	—	(12,055)
Balance as of March 31, 2015	$(10,677)	$(8,787)	$(773)	$(20,237)

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

Purchase Commitments

As of March 31, 2015, the Company, or its affiliates, had certain non-cancellable commitments which were not included in the Condensed Consolidated Balance Sheets. These include outstanding capital purchase commitments of approximately $11.0 million and wafer purchase commitments of approximately $38.9 million.

Contingencies

Legal Proceedings

The Company is party to various legal proceedings. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations and statements of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described below or other legal proceedings that were not deemed material as of March 31, 2015, there exists the possibility of a material adverse effect on the Company's financial position, results of operations and cash flows. The Company has accrued for losses related to litigation that it considers probable and for which the loss can be reasonably estimated. In the event that a probable loss cannot be reasonably estimated, it has not accrued for such losses. Management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. As the Company continues to monitor litigation matters, whether deemed material as of March 31, 2015 or not, its determination could change, and the Company may decide, at some future date, to establish an appropriate reserve.

Southern District of New York Action by LFoundry Rousset (“LFR”) and LFR Employees. On March 4, 2014, LFR and Jean-Yves Guerrini, on behalf of himself and a putative class of LFR employees, filed an action in the United States District Court for the Southern District of New York against the Company, our French subsidiary, Atmel Rousset S.A.S. (“Atmel Rousset”) and LFoundry GmbH (“LF”), LFR’s German parent. The case purports to relate to Atmel Rousset’s June 2010 sale of its wafer manufacturing facility in Rousset, France to LF (the “Sale”), and LFR’s subsequent insolvency more than three years later. The complaint seeks significant damages in connection with claims for violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), RICO conspiracy, fraud, tortious interference with contract and trespass to chattels. On November 25, 2014, the Company moved to dismiss the complaint. Complaints filed in Paris against the Company, Atmel Rousset and another Company affiliate, arising from the Sale, were previously dismissed. The Company and Atmel Rousset consider the claims in this matter entirely devoid of merit and specious, and will continue to defend vigorously against them, assert counterclaims, and seek other relief, as appropriate.

Individual Labor Actions by former LFR Employees. Over 500 former employees of LFR have filed individual labor actions against Atmel Rousset in the labor court in Aix-en-Provence, France. As of March 31, 2015, the claimants had not yet provided the legal arguments underpinning their claims, although management believes each will argue that Atmel Rousset, together with LFR, was their co-employer. Atmel Rousset believes each of these actions is entirely devoid of merit and based substantially on the same specious arguments that the Paris Commercial Court summarily rejected in 2014 in related proceedings. Atmel Rousset therefore intends to defend vigorously each of these claims.

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

Note 9 INCOME TAXES

The Company estimates its annual effective tax rate at the end of each quarter. In making these estimates, the Company considers, among other things, annual pre-tax income, the geographic mix of pre-tax income and the application and interpretations of tax laws, treaties and judicial developments, as well as possible outcomes of tax audits.

The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands, except for percentages)
Income before income taxes	$24,245	$4,832
Provision for income taxes	$(7,699)	$(2,666)
Effective tax rate	31.76%	55.17%
For the three months ended March 31, 2015, the Company’s effective tax rate was lower than the U.S statutory federal income tax rate of 35%, primarily due to income recognized in lower tax rate foreign jurisdictions. For the three months ended March 31, 2014, the Company's effective tax rate was higher than the U.S. statutory federal income tax rate of 35%, primarily due to discrete interest charges related to foreign audit and withholding tax reserves, and the ratio of these items to worldwide operating income.
At March 31, 2015 and December 31, 2014, the Company had $86.2 million and $88.1 million of unrecognized tax benefits, respectively, which, if recognized, would affect the effective tax rate.
The timing for the resolution and closure of tax audits is highly unpredictable. Given the uncertainty, it is reasonably possible that certain tax audits may be concluded within the next 12 months that could materially impact the balance of our gross unrecognized tax benefits. An estimate of the range of increase or decrease that could occur in the next twelve months cannot be made. However, the estimated impact to tax expense and net income from the resolution and closure of tax exams is not expected to be significant within the next 12 months.

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

The aggregate net pension expense relating to these two plans are as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Service costs	$318	$389
Interest costs	334	385
Amortization of actuarial loss	152	19
Net pension period cost	$804	$793

The Company’s net pension period cost for 2015 is expected to be approximately $3.4 million. Cash funding for benefits paid was $0.1 million for the three months ended March 31, 2015. The Company expects total contributions to these plans to be approximately $0.5 million in 2015.

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

•
Nonvolatile Memory. This segment includes electrically erasable programmable read-only ("EEPROM"), erasable programmable read-only memory (“EPROM”) devices, secure cryptographic products and other advanced security solutions.

•	Automotive. This segment includes devices for automotive electronics, including products using radio frequency technology.

•
Multi-Market and Other. This segment includes application specific and standard products for aerospace applications and legacy products. On April 16, 2015, the Company completed the sale of its XSense touch sensor manufacturing assets and separately licensed to UniPixel, Inc. its XSense intellectual property assets, which the Company is retaining. See Note 14 for further information.

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

Operating segments are defined by the products they design and sell. They do not sell to each other. The Company’s net revenue and segment (loss) income from operations for each reportable segment is as follows:

Information about Reportable Segments

	Micro- Controller	Nonvolatile Memory	Automotive	Multi-Market and Other	Total
	(in thousands)
Three months ended March 31, 2015
Net revenue from external customers	$218,786	$43,748	$35,745	$20,009	$318,288
Segment income from operations	$23,756	$11,670	$3,297	$1,963	$40,686
Three months ended March 31, 2014
Net revenue from external customers	$235,141	$35,651	$40,971	$25,598	$337,361
Segment income (loss) from operations	$18,826	$5,047	$6,754	$(557)	$30,070

The Company's primary products are semiconductor integrated circuits, which constitute a group of similar products. Therefore, it is impracticable to differentiate the revenue from external customers for each product sold. The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.

Reconciliation of Segment Information to Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Total segment income from operations	$40,686	$30,070
Unallocated amounts:
Share-based compensation expense	(13,687)	(15,617)
Loss from manufacturing facility damage and shutdown	—	(7,056)
Acquisition-related charges	(4,403)	(1,628)
French building (underutilization) and other credits	288	(1,296)
Restructuring (charges) credits	(1,147)	224
(Loss) gain related to foundry arrangements	(1,192)	58
Consolidated income from operations	$20,545	$4,755

Geographic sources of revenue were as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
China, including Hong Kong	$93,408	$93,201
United States	57,998	52,910
Germany	41,810	59,261
South Korea	26,175	33,032
Japan	15,013	5,540
Taiwan	10,166	10,718
Singapore	9,961	11,590
France	3,142	3,080
Rest of Europe	31,549	38,353
Rest of Asia-Pacific	23,125	24,022
Rest of the World	5,941	5,654
Total net revenue	$318,288	$337,361

Net revenue is attributed to regions based on ship-to locations.

The Company had one distributor that accounted for 14% of net revenue in the three months ended March 31, 2015. No end customer accounted for 10% or more of net revenue in the three months ended March 31, 2015 and 2014. The Company had two distributors that accounted for 16% and 13%, respectively, of net revenue in the three months ended March 31, 2014.

One distributor accounted for 13% of accounts receivable at March 31, 2015 and no end customer accounted for 10% or more of accounts receivable at March 31, 2015. Two distributors accounted for 17% and 14%, respectively, of accounts receivable at March 31, 2014 and no end customer accounted for 10% or more of accounts receivable at March 31, 2014.

Physical locations of tangible long-lived assets were as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
United States	$88,965	$92,466
Philippines	56,866	56,094
Germany	17,119	17,920
France	12,591	13,714
Rest of Asia-Pacific	20,338	20,237
Rest of Europe	5,324	5,854
Total	$201,203	$206,285

Excluded from the table above are auction-rate securities of $1.1 million at March 31, 2015 and December 31, 2014, which are included in other assets on the Condensed Consolidated Balance Sheets. Also excluded from the table above as of March 31, 2015 and December 31, 2014 are goodwill of $188.6 million and $191.1 million, respectively, intangible assets, net, of $46.9 million and $50.3 million, respectively, and deferred income tax assets of $117.4 million and $117.3 million, respectively.

Note 12 RESTRUCTURING CHARGES

The following table summarizes the activity related to the accrual for restructuring charges detailed by event:

	Q2'10	Q2'12	Q1'13	Q3'13	Q3'14	Q4'14	Q1'15	Total
	(in thousands)
Balance at January 1, 2015 - Restructuring Accrual	$281	$19	$3,988	$9	$920	$14,508	$—	$19,725
(Credits) charges – Employee termination costs, net of change in estimate	—	—	(49)	—	488	6	702	1,147
Non-cash - Other	—	—	—	—	(175)	(6)	—	(181)
Payments – Employee termination costs	—	—	(524)	—	(540)	(14)	(196)	(1,274)
Foreign exchange gain	—	—	(31)	—	(59)	(1)	(7)	(98)
Balance at March 31, 2015 - Restructuring Accrual	$281	$19	$3,384	$9	$634	$14,493	$499	$19,319

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

2015 Restructuring Charges

Restructuring charges recorded in 2015 were related to workforce reductions, primarily in the U.S., in connection with the Company's decision to exit the XSense business and workforce reductions and other costs in connection with the Company's decision to shut down an assembly operations plant in the Philippines. These actions were intended to align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. The restructuring liability was recorded in the first quarter of 2015, consistent with management's approval of the restructuring plan and the communication to affected employees within that quarter. The restructuring charges recorded during the three months ended March 31, 2015 were $1.1 million.

The Company anticipates all employees affected by the XSense and Philippines restructurings will cease active service before the end of the fourth quarter of 2015.

2014 Restructuring Charges

Restructuring charges were recorded in the third and fourth quarters of 2014. The charges primarily related to workforce reductions in France. These actions were intended to align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. In connection with formulating this restructuring plan, during the third and fourth quarters of 2014, the Company confidentially negotiated and developed a “social plan”

in coordination and consultation with the local Works Council. This social plan, which is subject to French law, set forth general parameters, terms and benefits for both voluntary and involuntary employee dismissals.

2013 Restructuring Charges

Restructuring charges were recorded in the first and third quarters of 2013. The charge in the first quarter of 2013 was primarily related to workforce reductions at our subsidiaries in Rousset, France ("Rousset"), Nantes, France (“Nantes”), and Heilbronn, Germany ("Heilbronn"). The charge in the third quarter of 2013 related primarily to workforce reductions in the U.S. and Norway.

Note 13 NET INCOME PER SHARE ATTRIBUTABLE TO ATMEL COMMON STOCKHOLDERS

A reconciliation of the numerator and denominator of basic and diluted net income per share is as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands, except per share data)
Net income attributable to Atmel	$16,495	$2,166

Weighted-average shares - basic	417,038	425,390
Dilutive effect of incremental shares and share equivalents	1,424	1,886
Weighted-average shares - diluted	418,462	427,276
Net income per share:
Basic
Net income per share attributable to Atmel common stockholders - basic	$0.04	$0.01
Diluted
Net income per share attributable to Atmel common stockholders - diluted	$0.04	$0.01

The following table summarizes securities that were not included in the “Weighted-average shares - diluted” used for calculation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Employee stock options and restricted stock units outstanding	4,578	4,788

Note 14 SUBSEQUENT EVENTS

On April 16, 2015, the Company completed the sale of XSense touch sensor assets to UniPixel, Inc. In connection with the transaction, the Company transferred its XSense related manufacturing assets to UniPixel, which is also assuming related costs, and separately licensed to UniPixel its XSense patent portfolio and other intellectual property, which the Company is retaining.  The intellectual property licenses have an initial five year term, renewable by UniPixel for an additional ten years.  The Company will receive minimum royalties during the initial five year term equal to $16.3 million, of which $9.3 million was prepaid in cash at the close of the transaction. The Company also agreed to lease facilities and provide transitional support to UniPixel for a limited period of time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our Condensed Consolidated Financial Statements and the related Notes included in this Form 10-Q. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to review and consider carefully the various disclosures made by us in this Form 10-Q and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2014. Atmel’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports are available, free of charge, through the “Investors” section of www.atmel.com. We make these reports available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The SEC also maintains a website located at www.sec.gov that contains Atmel’s reports filed with, or furnished to, the SEC. The information disclosed on our website is not incorporated herein and does not form a part of this Form 10-Q.

This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2015 and beyond. Such forward looking statements include, but are not limited to, statements about: the expansion of the market for microcontrollers, including in the “Internet of Things” and wearables markets, revenue for our maXTouch products, our gross margin expectations and trends, anticipated revenue by geographic area and the ongoing transition of our revenue base to Asia, expectations or trends involving our operating expenses, capital expenditures, cash flow and liquidity, our factory utilization rates, the effect and timing of new product introductions, our ability to access independent foundry capacity and the corresponding financial condition and operational performance of those foundry partners, including insolvencies of, and litigation related to European foundry suppliers, the effects of our strategic transactions and restructuring efforts, consolidation occurring within the semiconductor industry through mergers and acquisitions, the estimates we use in respect of the amount and/or timing for expensing unearned share-based compensation and similar estimates related to our performance-based restricted stock units, our expectations regarding tax matters and related tax audits, the outcome of litigation (including intellectual property litigation in which we may be involved or in which our customers may be involved, especially in the mobile device sector), and the effects of exchange rates and our ongoing efforts to manage exposure to exchange rate fluctuation and significant devaluation beginning at the end of 2014 of the Euro against the U.S. dollar. Our actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A - Risk Factors, and elsewhere in this Form 10-Q. Generally, the words “may,” “will,” “could,” “should,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-Q is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements in this Form 10-Q.
OVERVIEW

We are one of the world’s leading designers, developers and suppliers of general purpose microcontrollers, which are self-contained computers-on-a-chip. Microcontrollers are generally less expensive, consume less power and offer enhanced programming capabilities compared to traditional microprocessors. That product focus has enabled us to develop and maintain a diversified, global customer base that incorporates our semiconductors into industrial and automotive systems, smart energy meters, LED-based lighting systems, digital consumer products, mobile computing devices, communications networks, and other electronics in which our products provide embedded processing and critical interface functions. Leveraging our core microcontroller technologies and competencies, and combining those strengths with our advanced security, wireless and software solutions, we are able to offer one of the market’s most complete, compelling and easy-to-use product portfolios for the rapidly evolving “Internet of Things,” where smart, connected devices and appliances seamlessly and securely interact and share information and provide the underpinnings for new and enhanced industrial, consumer and automotive applications. Extending this portfolio into the “wearables” sector, which crosses multiple segments such as health care, fitness and athletics, our solutions can manage multiple accelerometers and other sensors within devices, transmit data from those devices, and provide the ability to track or monitor various activities. We believe the market for microcontrollers that integrate advanced security and wireless functions, or that offer those functions, for example, in stand-alone encryption, authentication or wireless chipsets, as our microcontrollers do, will continue to grow and that our ability to deliver integrated solutions in an easy-to-use, readily deployable manner helps to differentiate our products for the “Internet of Things,” “wearables” and automotive sectors. As we focus resources on those expanding markets, we also continue to serve our extensive historical base of industrial, consumer, aerospace, military and communications customers. Our broad portfolio of touch products and technologies, our ability to integrate silicon and firmware, and our significant experience within the field of human machine interaction (“HMI”), allow us to deliver solutions for industrial, consumer and automotive applications that seek to leverage a “touch” interface, require proximity sensing, demand hover capabilities or implement new methods for improving human computer interaction. We see these solutions used in touch panels for industrial control systems, household appliances and home automation systems, as well as touch screens integrated within point of sale terminals, automotive consoles, gaming systems and mobile devices that range from handsets and tablets to laptops and other personal computers. In addition to those sectors, we continue to design and sell semiconductor products that complement our general microcontroller business, including nonvolatile memory, radio frequency and mixed-signal components and application specific integrated circuits. This expansive product portfolio, sold through our global distribution channels to a broad customer base, allows us, we believe, to address a wider range of potential applications than many other companies within our sector and to target market segments in which we expect semiconductor content to continue to increase in the future.

On April 16, 2015, in a further effort to focus on our core business, we completed the sale of our XSense manufacturing assets and separately licensed to the buyer our XSense intellectual property assets, which we retained. See Note 14 of Notes to Condensed Consolidated Financial Statements for a further discussion.

On March 26, 2015, we paid our stockholders the first quarterly cash dividend payment, in the amount of $0.04 per common share, in our 30-year history.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31, 2015		March 31, 2014
	(in thousands, except for percentage of net revenue)
Net revenue	$318,288	100%	$337,361	100%
Gross margin	147,297	46%	139,990	41%
Research and development	59,129	19%	69,752	21%
Selling, general and administrative	62,073	20%	64,079	19%
Acquisition-related charges	4,403	1%	1,628	—%
Restructuring (credits) charges	1,147	—%	(224)	—%
Income from operations	$20,545	6%	$4,755	1%

Net Revenue

Our net revenue totaled $318.3 million for the three months ended March 31, 2015, a decrease of 6%, or $19.1 million, from $337.4 million in net revenue for the three months ended March 31, 2014. Our revenue for the three months ended March 31, 2015 was lower than the three months ended March 31, 2014 due principally to the adverse effects of foreign currency translation associated with the decline of the Euro against the U.S. dollar and reduced revenue related to commodity sensor hub and end-of-life products, partially offset by growth in our nonvolatile memory segment and stronger demand in the communications and automotive end markets.

Net Revenue — By Operating Segment

Our net revenue by operating segment is summarized as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$218,786	$235,141	$(16,355)	(7)%
Nonvolatile Memory	43,748	35,651	8,097	23%
Automotive	35,745	40,971	(5,226)	(13)%
Multi-Market and Other	20,009	25,598	(5,589)	(22)%
Total net revenue	$318,288	$337,361	$(19,073)	(6)%

Microcontroller

Microcontroller segment net revenue decreased 7% to $218.8 million for the three months ended March 31, 2015 compared to $235.1 million for the three months ended March 31, 2014. Microcontroller net revenue represented 69% and 70% of total net revenue for the three months ended March 31, 2015 and 2014, respectively. Revenue decreased primarily as a result of the adverse effect of foreign currency translation associated with the decline of the Euro against the U.S. dollar, reduced revenue related to commodity sensor hub and mobile end market, which was partially offset by stronger demand in the communications and automotive end markets.

Nonvolatile Memory

Nonvolatile Memory segment net revenue increased 23% to $43.7 million for the three months ended March 31, 2015 compared to $35.7 million for the three months ended March 31, 2014. The increase was mainly due to stronger demand for our secure cryptographic products, partially offset by a decline in standard memory products.

Automotive

Automotive segment net revenue decreased 13% to $35.7 million for the three months ended March 31, 2015 compared to $41.0 million for the three months ended March 31, 2014. This decrease was primarily related to the adverse effect of foreign currency translation associated with the decline of the Euro against the U.S. dollar and reduced revenue related to our end-of-life legacy products, partially offset by an increase in demand for our RF automotive products, including in-vehicle networking products.

Multi-Market and Other

Multi-Market and Other segment net revenue decreased 22% to $20.0 million for the three months ended March 31, 2015 compared to $25.6 million for the three months ended March 31, 2014. The decrease resulted primarily from a decline in our Aerospace business and the adverse effect of foreign currency translation associated with the decline of the Euro against the U.S. dollar. On April 16, 2015, we completed the sale of our XSense manufacturing assets and the related license of our XSense intellectual property assets, which have been included in this reporting segment. See Note 14 of Notes to Condensed Consolidated Financial Statements for further discussion.
Net Revenue by Geographic Area
Our net revenue by geographic area for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, is summarized in the table below. Revenue is attributed to regions based on the location to which we ship. See Note 11 of Notes to Condensed Consolidated Financial Statements for further discussion.

	Three Months Ended
	March 31, 2015	March 31, 2014	Change	% Change
	(in thousands, except for percentages)
Asia	$177,848	$178,103	$(255)	—%
Europe	76,501	100,694	(24,193)	(24)%
United States	57,998	52,910	5,088	10%
Other*	5,941	5,654	287	5%
Total net revenue	$318,288	$337,361	$(19,073)	(6)%
________________________________________
* Primarily includes South Africa, and Central and South America

Net revenue outside the United States accounted for 82% and 84% of our net revenue for the three months ended March 31, 2015 and 2014, respectively.

Our net revenue in Asia was relatively flat for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The change resulted primarily from a decline in revenue from the consumer and mobile end markets offset by stronger demand in the industrial and automotive markets in Asia. Net revenue for the Asia region was 56% and 53% of total net revenue for three months ended March 31, 2015 and 2014, respectively.

Our net revenue in Europe decreased by $24.2 million, or 24% for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The revenue decrease resulted primarily from adverse movements of the Euro against the U.S. dollar exchange rate and declining demand in the industrial and automotive end markets. Net revenue for the Europe region was 24% and 30% of total net revenue for the three months ended March 31, 2015 and 2014, respectively.

Our net revenue in the United States increased by $5.1 million, or 10%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014 primarily due to increased demand in the consumer end market offset by declining demand in the industrial end market. Net revenue for the U.S. region was 18% and 16% of total net revenue for the three months ended March 31, 2015 and 2014, respectively.

Revenue and Costs — Impact from Changes to Foreign Exchange Rates

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies, primarily Euros, were 18% and 24% of our total net revenue for the three months ended March 31, 2015 and 2014, respectively.

Costs denominated in foreign currencies were 18% and 19% of our total costs for the three months ended March 31, 2015 and 2014, respectively.

Average exchange rates utilized to translate foreign currency revenue and expenses denominated in Euros were approximately 1.15 and 1.37 Euros to the dollar for the three months ended March 31, 2015 and 2014, respectively.

Our net revenue for the three months ended March 31, 2015 would have been approximately $10.6 million higher had the average exchange rate in the three months ended March 31, 2015 remained the same as the average exchange rate in effect for the three months ended March 31, 2014. Our income from operations would have been approximately $2.4 million higher had the average exchange rate in the three months ended March 31, 2015 remained the same as the average exchange rate in the three months ended March 31, 2014.

The exchange rate for the Euro against the U.S. dollar declined from 1.22 Euros to the dollar at January 1, 2015 to 1.07 Euros to the dollar at March 31, 2015. “Quantitative easing” undertaken by the European Central Bank could cause a further decline in the Euro against the U.S. dollar or could introduce other unusual volatility into the foreign currency markets. As a result of these foreign currency exchange rate fluctuations, it may also be more difficult to detect underlying trends in our business and results of operations. We do not currently maintain a program to hedge transactional exposures in foreign currencies. See "Item 1A - Risk Factors".

Gross Margin

Gross margin was 46.3% for the three months ended March 31, 2015 compared to 41.5% for the three months ended March 31, 2014, respectively, primarily due to manufacturing cost improvements and improved margins on new products partially offset by the adverse effect of foreign currency translation associated with the decline of the Euro against the U.S. dollar. The improvement in gross margin, compared to the same period in 2014, was partially due to a $7.1 million loss related to the manufacturing facility damage and unplanned shutdown at our Colorado Springs plant that occurred in December 2013 and continued into early 2014. We expect to realize further gross margin benefit through 2015 from ongoing cost reductions.

Inventory decreased to $274.2 million at March 31, 2015 from $278.2 million at December 31, 2014, primarily from improved alignment between customer demand and inventory on hand.

For the three months ended March 31, 2015, we manufactured approximately 60% of our products in our own wafer fabrication facility compared to 54% for the three months ended March 31, 2014.

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

Research and Development

Research and development ("R&D") expenses decreased 15%, or $10.6 million, to $59.1 million for the three months ended March 31, 2015 from $69.8 million for the three months ended March 31, 2014. R&D expenses decreased, compared to the same period in 2014, primarily due to a reduction in XSense R&D expense, favorable exchange rate movements and enhanced cost controls. As a percentage of net revenue, R&D expenses totaled 19% and 21% for the three months ended March 31, 2015 and 2014, respectively.

We believe that continued strategic investments in R&D, primarily related to new product development are essential for us to remain competitive in the markets we serve.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses decreased 3%, or $2.0 million, to $62.1 million for the three months ended March 31, 2015 from $64.1 million for the three months ended March 31, 2014. As a percentage of net revenue, SG&A expenses totaled 20% and 19% for the three months ended March 31, 2015 and 2014, respectively.

Share-Based Compensation

We primarily issue restricted stock units to our employees as equity compensation. Employees may also participate in an Employee Stock Purchase Program ("ESPP") that offers the ability to purchase stock through payroll withholdings at a discount to the market price. We did not issue stock options to our employees as equity compensation during the three months ended March 31, 2015 and 2014. Share-based compensation expense for any stock options and ESPP shares is based on the fair value of the award at the measurement date (grant date). The compensation amount for those options is calculated using a Black-Scholes option valuation model.

For restricted stock unit awards, the compensation amount is determined based upon the market price of our common stock on the grant date discounted for expected future dividends. Share-based compensation for restricted stock units, other than performance-based units described below, is recognized as an expense over the applicable vesting term for each employee receiving restricted stock units.

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

See Note 6 of Notes to Condensed Consolidated Financial Statements for the summary of share-based compensation included in operating results.

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

In December 2013, we adopted the Atmel 2014 Long-Term Performance-Based Incentive Plan (the “2014 Plan”), which provides for the grant of performance-based restricted stock units to Company participants. We recorded total share-based compensation expense related to performance-based restricted stock units of $1.0 million and $1.1 million under the 2014 Plan in the three months ended March 31, 2015 and 2014, respectively.

Until restricted stock units are vested, they do not have the voting or dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

Acquisition-Related Charges

We recorded total acquisition-related charges of $4.4 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively.

Included in those acquisition-related charges is amortization of $2.8 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog. We estimate that charges related to amortization of intangible assets will be approximately $6.7 million for the remainder of 2015.

We also recorded other compensation related charges for these acquisitions of $1.6 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

Restructuring Charges

See Note 12 of Notes to Condensed Consolidated Financial Statements for the summary of activity related to the accrual for restructuring charges detailed by event.

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

2015 Restructuring Charges

Restructuring charges recorded in 2015 related to workforce reductions, primarily in the U.S., in connection with our decision to exit the XSense business and workforce reductions and other costs in connection with our decision to shut down an assembly operations plant in the Philippines. These actions were intended to align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. The restructuring liability was recorded in the first quarter of 2015, consistent with management's approval to the restructuring plan and the communication to affected employees within that quarter. The restructuring charges recorded during the three months ended March 31, 2015 were $1.1 million.

We anticipate all employees affected by the XSense and Philippines restructurings will cease active service before the end of the fourth quarter of 2015.

2014 Restructuring Charges

Restructuring charges were recorded in the third and fourth quarters of 2014. The charges primarily related to workforce reductions in France. These actions were intended to align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. In connection with formulating this restructuring plan, during the third and fourth quarters of 2014, we confidentially negotiated and developed a “social plan” in coordination and consultation with the local Works Council. This social plan, which is subject to French law, set forth general parameters, terms and benefits for both voluntary and involuntary employee dismissals.

2013 Restructuring Charges

Restructuring charges were recorded in the first and third quarters of 2013. The charge in the first quarter of 2013 was primarily related to workforce reductions at our subsidiaries in Rousset, France ("Rousset"), Nantes, France (“Nantes”), and Heilbronn, Germany ("Heilbronn"). The charge in the third quarter of 2013 related primarily to workforce reductions in the U.S. and Norway.

Based on the information available to us as of the date of this Form 10-Q, the dates on which employees affected by the restructurings in 2013, 2014 and 2015 as described above ceased or are currently expected to cease their service with us, and assuming the absence of material labor discord, litigation or other unforeseen issues arising with respect to those matters, we believe that the estimated annual savings from the restructuring actions described above will be approximately $72.0 million, comprising approximately $22.0 million from cost of sales, approximately $41.0 million from research and development expense and approximately $9.0 million from selling, general and administrative expense. Actual savings realized may differ, however, if our assumptions are incorrect or if other unanticipated events occur. Savings may also be offset, or additional expenses incurred, if, and when, we make additional investments in labor, materials or capital in our business in the future. Savings achieved in connection with one series of restructuring activities may not necessarily be indicative of savings that may be realized in other restructuring activities nor may the timing of savings realized in connection with our restructuring actions be similar to, or consistent with, the timing of benefits realized in other restructuring activities that we may undertake at any time.

Interest and Other Income, Net

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Interest and other income	$130	$394
Interest expense	(723)	(505)
Foreign exchange transaction gains	4,293	188
Total	$3,700	$77

Interest and other income, net, resulted in income of $3.7 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively, primarily due to higher net foreign exchange gains. We continue to have balance sheet exposures in foreign currencies subject to exchange rate fluctuations and may incur further gains or losses in the future as a result of such foreign exchange exposures.

Provision for Income Taxes
For the three months ended March 31, 2015 and 2014, we recorded an income tax provision of $7.7 million and $2.7 million, respectively. For the three months ended March 31, 2015, our effective tax rate was lower than the U.S. statutory federal income tax rate of 35%, primarily due to income recognized in lower tax rate foreign jurisdictions. For the three months ended March 31, 2014, our effective tax rate was higher than the U.S. statutory federal income tax rate of 35%, primarily due to discrete interest charges related to foreign audit and withholding tax reserves, and the ratio of these items to worldwide operating income.
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

For further discussion of our income tax provision, see Note 9 of Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

At March 31, 2015, we had $200.8 million of cash and cash equivalents, compared to $206.9 million at December 31, 2014. The decrease in cash balances in the three months ended March 31, 2015 resulted primarily from the timing of vendor payables and customer receivables, capital purchases of fixed assets, payment of cash dividends, principal repayments under our credit facility, common stock repurchases, and tax payments related to vested restricted stock units. Our current asset to liability ratio, calculated as total current assets divided by total current liabilities, was 2.92 at March 31, 2015 compared to 2.71 at December 31, 2014. Working capital, calculated as total current assets less total current liabilities, decreased to $495.1 million at March 31, 2015, compared to $502.7 million at December 31, 2014. Cash provided by operating activities was $40.1 million for the three months ended March 31, 2015 compared to cash provided by operating activities of $46.2 million for the three months ended March 31, 2014, and capital expenditures totaled $10.4 million and $17.0 million for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, of the $200.8 million aggregate cash and cash equivalents held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $162.3 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

Senior Secured Revolving Credit Facility

On July 29, 2014, we borrowed $90.0 million under the Facility to assist with the acquisition of NMI. Interest on the borrowed amount equals the applicable periodic LIBOR rate, plus 1.25% per annum, and was $0.4 million for the three months ended March 31, 2015. The Facility matures on December 6, 2018.  At March 31, 2015, after repayments, we had $65.0 million of outstanding borrowings under the Facility and we were in compliance with all our financial covenants under the Credit Agreement.

Operating Activities

Net cash provided by operating activities was $40.1 million for the three months ended March 31, 2015, compared to net cash provided by operating activities of $46.2 million for the three months ended March 31, 2014. Net cash provided by operating activities for the three months ended March 31, 2015 was determined primarily by adjusting net income of $16.5 million for non-cash depreciation and amortization charges of $14.3 million, and share-based compensation charges of $13.7 million.

Accounts receivable decreased by 11% or $25.4 million to $196.7 million at March 31, 2015, from $222.0 million at December 31, 2014. The average number of days of accounts receivable outstanding decreased to 56 days for the three months ended March 31, 2015 compared to 58 days for the three months ended December 31, 2014.

Inventories decreased to $274.2 million at March 31, 2015 from $278.2 million at December 31, 2014. Inventories consist of raw wafers, purchased foundry wafers, work-in-progress and finished units. Our number of days of inventory increased to 146 days for the three months ended March 31, 2015 from 123 days for the three months ended December 31, 2014 as a result of revenue declines during the quarter.

Investing Activities

Net cash used in investing activities was $10.9 million and $14.7 million for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, we paid $10.4 million for acquisitions of fixed assets as compared to $17.0 million in the three months ended March 31, 2014.

We anticipate 2015 expenditures for capital purchases to be approximately $45.0 million to be used principally to maintain existing manufacturing operations and improve our information technology systems.

Financing Activities

Net cash used in financing activities was $34.5 million and $52.6 million for the three months ended March 31, 2015 and 2014, respectively. The cash used was primarily related to common stock repurchases of $9.1 million in the three months ended March 31, 2015, compared to $54.9 million in the three months ended March 31, 2014 and tax payments related to shares withheld for vested restricted stock units of $5.2 million for the three months ended March 31, 2015, compared to $4.9 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, we repaid $10.0 million in outstanding principal under the Facility and paid cash dividends aggregating $16.7 million. As of March 31, 2015, we had $200.0 million available for repurchases remaining under our existing stock repurchase program. Proceeds from the issuance of common stock related to exercises of stock options and our employee stock purchase plan totaled $6.0 million and $6.7 million for the three months ended March 31, 2015 and 2014, respectively.

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

During 2015 and in future years, our ability to make necessary capital investments or strategic acquisitions, or to pay cash dividends, will depend on our ability to continue to generate sufficient cash flow from operations and to obtain adequate financing if necessary. We believe we have sufficient working capital to fund our future operations, with $200.8 million in cash and cash equivalents as of March 31, 2015, expected future cash flows from operations and borrowing availability under our credit facility or other financing arrangements.

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

We believe that the estimates, assumptions and judgments involved in provisions for revenue, excess and obsolete inventory, sales reserves and allowances, share-based compensation expense, allowances for doubtful accounts receivable, estimates for useful lives associated with long-lived assets, recoverability of goodwill and intangible assets, restructuring charges, liabilities for uncertain tax positions, deferred tax asset valuation allowances and litigation have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results, although there can be no assurance that results will not differ in the future. The critical accounting estimates associated with these policies are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K filed with the SEC on February 26, 2015.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We generally classify securities as available-for-sale, and consequently record them in the Condensed Consolidated Balance Sheets at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our statements of operations through March 31, 2015.

Foreign Currency Risk

The U.S. dollar experienced substantial appreciation against the Euro during the three months ended March 31, 2015. Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. We expect further volatility to affect, and possible further declines in the value of the Euro in 2015. That volatility and those declines, if substantial, may adversely affect our reported revenue and gross margin. Those same decreases may also cause reductions in our operating costs, although those decreases may not fully offset decreases in gross margin.

When we take an order denominated in a foreign currency we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be affected by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, all costs will increase if the local currency strengthens against the dollar. This impact is determined assuming that all foreign currency denominated transactions that occurred for the three months ended March 31, 2015 were recorded using the average foreign currency exchange rates in the three months ended March 31, 2014. We do not use derivative instruments to hedge our foreign currency risk.

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies, primarily Euros, was 18% and 24% of our total net revenue for the three months ended March 31, 2015 and 2014, respectively.

Costs denominated in foreign currencies were 18% and 19% of our total costs for the three months ended March 31, 2015 and 2014, respectively.

Average exchange rates utilized to translate foreign currency revenue and expenses denominated in Euros were approximately 1.15 and 1.37 Euros to the dollar for the three months ended March 31, 2015 and 2014, respectively. Our net revenue for the three months ended March 31, 2015 would have been approximately $10.6 million higher had the average exchange rate in the three months ended March 31, 2015 remained the same as the average exchange rate in effect for the three months ended March 31, 2014. Our income from operations would have been approximately $2.4 million higher had the average exchange rate in the three months ended March 31, 2015 remained the same as the average exchange rate in the three months ended March 31, 2014.

We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 18% of our accounts receivable were denominated in foreign currency as of March 31, 2015 and December 31, 2014.

Similarly, we face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 5% of our accounts payable were denominated in foreign currencies at March 31, 2015 and December 31, 2014. We have not historically sought to hedge our foreign currency exposure, although we may determine to do so in the future.

Our most significant currency exposures generally relate to the Euro, Norwegian Krone and British Pound and to a lesser extent, the Chinese Yuan and Malaysian Ringgit. To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within revenue, cost and operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates of the U.S. dollar against each of those currencies would have on our financial statements. A hypothetical weighted-average change of 10% in the exchange rates of all currencies to which we have exposure would have changed our operating income before taxes by approximately $0.4 million for the three months ended March 31, 2015, assuming no offsetting hedge positions. We may experience exposure, over time, to currencies other than those referred to in this paragraph, which may also affect our sensitivity analysis.

There remains ongoing uncertainty regarding the future of the Euro as a common currency and the Eurozone. While we continue to monitor the situation, the elimination of the Euro as a common currency, the withdrawal of member states from the Eurozone, or other events affecting the liquidity, volatility or use of the Euro could have a significant effect on our revenue and operations. In addition, “quantitative easing” undertaken by the European Central Bank could cause a further decline in the Euro against the U.S. dollar or could introduce other unusual volatility into the foreign currency markets. As a result of these foreign currency exchange rate fluctuations, it may also be more difficult to detect underlying trends in our business and results of operations. We do not currently maintain a program to hedge transactional exposures in foreign currencies. See "Item 1A - Risk Factors".

Liquidity and Valuation Risk

Approximately $1.1 million of our investment portfolio was invested in an auction-rate security at both March 31, 2015 and December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal proceedings. Our management currently believes, based on information and facts currently known, that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations and statement of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described in Note 8 of Notes to Condensed Consolidated Financial Statements, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows. For more information regarding certain details of these proceedings, see Note 8 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference into this Item. We accrue for losses related to litigation described in Note 8 of Notes to Condensed Consolidated Financial Statements that we consider probable and for which the loss can be reasonably estimated. We make a determination as to when a potential loss is reasonably probable based on relevant accounting literature and then include appropriate disclosure of the contingency. As we continue to monitor litigation matters, whether deemed material as of March 31, 2015 or not, our determination could change, and we may decide, at some future date, to establish an appropriate reserve.

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

OUR REVENUE AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS.

Our future operating results are subject to quarterly variations based upon a variety of factors, many of which are not within our control. As further discussed in this “Risk Factors” section, factors that could affect our operating results include, without limitation:

•
uncertain or unstable global macroeconomic, geo-political and social conditions, including those in Europe (where deflationary pressures and high unemployment continue to exist and concerns about the financial stability of Greece remain unresolved), the Middle East (where U.S. military action remains ongoing), and Asia (where economic activity in China has slowed and unrest has arisen in Hong Kong).

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

•	the cyclical nature of, and consolidation occurring within, the semiconductor industry;

•	disruption to our business caused by our dependence on outside foundries, and the insolvency and liquidation proceedings, and associated litigation, of those foundries in some cases;

•	our dependence on selling through independent distributors and our ability to obtain accurate and timely sell-through information from these distributors;

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

A VOLATILE, OR FALLING, EURO, OR VOLATILITY IN OTHER NON-U.S. CURRENCIES, MAY ADVERSELY AFFECT OUR REVENUE OR OPERATING RESULTS

Although we conduct transactions principally in the U.S. dollar, approximately 18% of our revenue for the three months ended March 31, 2015 were generated in the Euro currency and approximately 18% of our operating expenses for the three months ended March 31, 2015 were incurred in Euro and other non-U.S. currencies. The exchange rate for the Euro against the U.S. dollar declined from 1.22 Euros to the dollar at January 1, 2015 to 1.07 Euros to the dollar at March 31, 2015. “Quantitative easing” undertaken by the European Central Bank could cause a further decline in the Euro against the U.S. dollar or could introduce other unusual volatility into the foreign currency markets. Changes in the value of foreign currencies, including, in particular, the Euro, relative to the U.S. dollar can affect our revenue and operating results due to transactional and translational re-measurements that are reflected in our earnings, which are reported in U.S. dollars. A decrease in the value of the Euro against the U.S. dollar may cause a reduction in our reported revenue. That same decrease may also cause a reduction in our operating costs. Decreases in revenue, and decreases in operating costs, resulting from these foreign currency valuation events may not move in lock-step. Variations in the exchange rate of other foreign currencies may have similar effects, although those variations would not currently be expected to have the same significance as changes in the value of the Euro to our company. As a result of these foreign currency exchange rate fluctuations, it may also be more difficult to detect underlying trends in our business and results of operations. Significant volatility in currency exchange rates may also cause our results of operations to differ from our expectations or the expectations of our investors, which could also cause the trading price of our common stock to be adversely affected. We do not currently maintain a program to hedge transactional exposures in foreign currencies. As of the date of this Form 10-Q, we manage our exchange rate risk by matching foreign currency cash balances with expenses accrued in those foreign currencies.

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

•	social unrest or disorder arising from the threat of global pandemics.

OUR REVOLVING CREDIT FACILITY IS SECURED BY SUBSTANTIALLY ALL OF OUR ASSETS AND MAY LIMIT OUR FLEXIBILITY IN OPERATING OUR BUSINESS. A DEFAULT UNDER THE CREDIT FACILITY COULD SIGNIFICANTLY HARM OUR BUSINESS AND FINANCIAL POSITION.

In December 2013, we entered into a five-year senior secured revolving credit facility for up to $300 million with a group of lenders. Our credit facility is secured by substantially all of our assets. It also imposes restrictions that may limit our ability to engage in certain business activities, including limitations on asset sales, mergers and acquisitions, the incurrence of indebtedness and liens, the making of restricted payments or investments and transactions with affiliates. In addition, the credit facility contains customary financial covenants, including a maximum total-leverage ratio, a maximum senior-secured-leverage ratio, and a minimum fixed-charge-coverage ratio. Our ability to comply with these financial covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control. If we breach any of the covenants under our credit facility and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable, which could result in a foreclosure on the assets securing the credit facility, adversely affect our ability to operate our business or otherwise significantly harm our financial position. At March 31, 2015, we had $65 million in outstanding borrowings under the Facility.

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

Disruptions at our own wafer manufacturing facility in Colorado Springs, Colorado could also adversely affect our business. For the three months ended March 31, 2015, we manufactured approximately 60% of our products in our own wafer fabrication facility compared to 54% for the three months ended March 31, 2014. In December 2013, we experienced an incident in the nitrogen plant at that facility, which disrupted manufacturing for several weeks and affected our ability to fully meet demand in the first quarter of 2014. Because we rely on our Colorado facility for a significant percentage of our wafer supply, disruptions of the kind we experienced in December 2013, or others, could have an adverse effect on our business.

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

We closely monitor the financial condition of our foundry partners, and although we do not believe that any of our current foundry partners are experiencing financial instability, we have in the past contracted with foundries that did, in fact, encounter material financial instability. Such instability, including potentially, insolvency proceedings, requires an investment of significant management time, may require additional changes in operational planning as conditions develop, may involve litigation, and could have other unexpected adverse effects on our business.

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

Sales to distributors accounted for 59% of our net revenue for the three months ended March 31, 2015, and 57% of our net revenue for the three months ended March 31, 2014 respectively. We are dependent on our distributors to supplement our direct marketing and sales efforts. Our agreements with independent distributors can generally be terminated for convenience by either party upon relatively short notice. Generally, these agreements are non-exclusive and also permit our distributors to offer and promote our competitors’ products.

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

In May 2014, the Financial Accounting Standard Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers. When it becomes effective, ASU 2014-09 will supersede and replace virtually all existing GAAP revenue recognition guidance, including industry-specific guidance, and it will affect almost every revenue-generating entity that applies GAAP. ASU 2014-09 creates a single, principle-based revenue recognition framework, as opposed to the existing rules-based framework, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The shift from primarily rules-based GAAP will require entities to apply significantly more judgment and expanded disclosures surrounding revenue recognition. We are required to adopt ASU No. 2014-09 on January 1, 2017, and early adoption is not permitted. This new standard permits us to use either the retrospective or cumulative effect transition method. On April 1, 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. We have not yet selected a transition method and we are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. Our adoption of ASU 2014-09 and selection of a transition method could have an adverse effect on our revenue reporting.

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

We continue to evaluate existing restructuring accruals related to restructuring plans previously implemented. As a result, there may be additional restructuring charges or reversals or recoveries of previous charges. We may incur additional restructuring and asset impairment charges in connection with additional restructuring plans adopted in the future. Any such restructuring or asset impairment charges recorded in the future could significantly harm our business and operating results. As of March 31, 2015, accrued restructuring charges amounted to $19.3 million, and we expect to substantially complete the cash severance payments in respect of those accruals within the next twenty-four months.

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

We have in the past been involved in intellectual property infringement lawsuits, which, because of the significant expense associated with the defense of those types of lawsuits, adversely affected our operating results, and we may continue to be subjected to similar suits in the future. In addition to patent infringement lawsuits in which we may be directly involved and named as a defendant, we also may assist our customers, in many cases at our own cost, in defending intellectual property lawsuits involving technologies that are combined with our technologies. See Note 8 of Notes to Condensed Consolidated Financial Statements. The cost of defending against intellectual property lawsuits, responding to subpoenas, preparing our employees to testify, or assisting our customers in defending against such lawsuits, in terms of management time and attention, legal fees and product delays, can be substantial. If such infringement lawsuits are successful, we may be prohibited from using the technologies at issue in the lawsuits, and if we are unable to obtain a license on acceptable terms, license a substitute technology or design new technology to avoid infringement, our business and operating results may be significantly harmed.

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

OUR MARKETS ARE HIGHLY COMPETITIVE, AND IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY FOR REASONS THAT MAY INCLUDE TECHNOLOGY OR PRODUCT DEVELOPMENT OR INADEQUATE SCALE, WE MAY SUFFERLOSS OF MARKET SHARE OR OTHER ADVERSE FINANCIAL CONSEQUENCES.

We operate in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as Cypress, Freescale, Fujitsu, Hitachi, Infineon, Intel, Microchip, NXP Semiconductors, ON Semiconductor, Renesas, Samsung, STMicroelectronics, Synaptics, and Texas Instruments. Many of these competitors have substantially greater financial, technical, marketing and management resources than we do. Since the beginning of 2014, we have also seen a significant increase in mergers and acquisitions within the semiconductor industry, including, for example, large acquisitions announced by Cypress, Infineon and NXP Semiconductors. These transactions may increase the scale and resources, financial and otherwise, of our competitors and make it more difficult for us to compete.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.

Our revenue outside the United States accounted for 82% and 84% for the three months ended March 31, 2015 and 2014, respectively. We expect that revenue derived from international sales will continue to represent a significant portion of net revenue. International sales and operations are subject to a variety of risks, including:

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

WE MAY BE SUBJECT TO INFORMATION TECHNOLOGY SYSTEM FAILURES, NETWORK DISRUPTIONS OR OTHER SECURITY RISKS, INCLUDING CYBER-ATTACKS, WHICH COULD DAMAGE OUR BUSINESS OPERATIONS, FINANCIAL CONDITION OR REPUTATION. MANAGING THESE RISKS MAY ALSO REQUIRE ADDITIONAL INVESTMENTS AND EXPENDITURES AND INCREASED OPERATING COSTS.

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

The implementation of our performance-based incentive plans may also affect our ability to receive federal income tax deductions for compensation in excess of $1.0 million paid, during any fiscal year, to our named executive officers. To the extent that aspects of performance-based compensation plans such as the ones we have typically adopted are adjusted in the discretion of the compensation committee, the exercise of that discretion, notwithstanding that it is expressly permitted by the terms of a plan, may result in plan compensation awarded to named executive officers not being deductible. Our compensation committee has retained the discretion to implement our performance-based incentive plans, including our 2015 Plan, notwithstanding any potential loss of deductibility, in the manner that it believes most effectively achieves the objectives of our compensation philosophies and the terms of these plans.

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

We are subject to legal proceedings and claims that arise in the ordinary course of business. See Note 8 of Notes to Condensed Consolidated Financial Statements. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, results of operations, financial condition and liquidity.

We are or recently have been engaged, directly and indirectly through our subsidiaries Atmel Rousset S.A.S. (“Atmel Rousset”) and Atmel B.V., in legal proceedings, in France and in the United States, related to the June 2013 insolvency of the owner of our former manufacturing facility in Rousset, France. Atmel Rousset sold that manufacturing facility, through an arms-length process, in June 2010. The Company and Atmel Rousset are defendants in a case pending, in the United States District Court for the Southern District of New York (the “New York Action”), in which LFoundry Rousset S.A.S. (“LFR”) (through its judicially-appointed representative) and a putative class of LFR employees are seeking substantial damages. On November 25, 2014, we moved to dismiss the New York Action. In parallel, over 500 former employees of LFR have filed individual labor actions against Atmel Rousset in the labor court in Aix-en-Provence, France (the “Individual Labor Actions”) based on similar allegations to other proceedings, including proceedings that previously were dismissed with prejudice. We believe the claims in the New York Action and the Individual

Labor Actions are entirely devoid of merit, specious and defamatory. Nonetheless, if LFR or the LFR employees (whether individually or as a class) were successful in their attempt to recover substantial damages against us, payment of those damages, if payment were ever required or if any damages award were ever capable of enforcement, could have a material adverse effect on our results of operations, financial condition and liquidity.

OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY AFFECT OUR CASH POSITION AND OPERATING CAPITAL.

We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The projected benefit obligation totaled $50.4 million at March 31, 2015 and $49.8 million at December 31, 2014. The plans are unfunded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.5 million in 2015 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value of our goodwill may not be recoverable. At March 31, 2015, we had $189 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2014 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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

We are also subject to continued examination of our income tax returns by the Internal Revenue Service and other foreign and domestic tax authorities and typically have a number of open audits under way at any time. See Note 9 of Notes to Condensed Consolidated Financial Statements. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. While we believe that the resolution of these audits will not have a material adverse effect on our results of operations, the outcome is subject to significant uncertainties. If we are unable to obtain agreements with the tax authority on the various proposed adjustments, there could be a material adverse effect on our results of operations, cash flows and financial position.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the three months ended March 31, 2015, pursuant to our Stock Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1 - January 31	—	—	—	$209,087,083
February 1 - February 28	904,390	$8.20	904,390	$201,670,254
March 1 - March 31	199,300	$8.42	199,300	$199,992,575
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

ATMEL CORPORATION (Registrant)

May 7, 2015	/s/ STEVEN LAUB
Steven Laub
President & Chief Executive Officer
(Principal Executive Officer)

May 7, 2015	/s/ STEVE SKAGGS
Steve Skaggs
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

May 7, 2015	/s/ HUGO DE LA TORRE
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