Form 10-Q
period 2015-06-30
ATMEL CORP
filed 2015-08-05
CIK 872448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

On July 31, 2015, the Registrant had 418,391,212 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED JUNE 30, 2015

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands, except for per share data)
Net revenue	$306,353	$355,534	$624,641	$692,895
Operating expenses
Cost of revenue	165,039	194,296	336,030	391,667
Research and development	59,998	70,082	119,127	139,834
Selling, general and administrative	59,922	64,783	121,995	128,862
Acquisition-related charges	3,807	1,497	8,210	3,125
Restructuring charges (credits)	4,882	(1,583)	6,029	(1,807)
Gain on sale of assets	(2,053)	—	(2,053)	—
Total operating expenses	291,595	329,075	589,338	661,681
Income from operations	14,758	26,459	35,303	31,214
Interest and other income (expense), net	1,162	(1,202)	4,862	(1,125)
Income before income taxes	15,920	25,257	40,165	30,089
Provision for income taxes	(9,693)	(6,021)	(17,392)	(8,687)
Net income	$6,227	$19,236	$22,773	$21,402
Add: net loss attributable to noncontrolling interest, net of taxes	85	—	34	—
Net income attributable to Atmel	$6,312	$19,236	$22,807	$21,402
Basic net income per share attributable to Atmel:
Net income per share	$0.02	$0.05	$0.05	$0.05
Weighted-average shares used in basic net income per share calculations	417,861	421,090	417,474	423,233
Diluted net income per share attributable to Atmel:
Net income per share	$0.02	$0.05	$0.05	$0.05
Weighted-average shares used in diluted net income per share calculations	419,158	422,834	418,784	424,876
Cash dividends declared and paid per share	$0.04	$—	$0.08	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Net income	$6,227	$19,236	$22,773	$21,402
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,793	799	(4,937)	1,133
Actuarial gain (losses) related to defined benefit pension plans	96	(19)	(230)	(38)
Reclassification adjustment from sale of investment	—	—	—	328
Total other comprehensive income (loss)	6,889	780	(5,167)	1,423
Total comprehensive income	$13,116	$20,016	$17,606	$22,825

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2015	December 31, 2014
	(in thousands, except for par value)
ASSETS
Current assets
Cash and cash equivalents	$196,359	$206,937
Accounts receivable, net of allowance for doubtful accounts of $5,903 and $5,945, respectively	206,070	222,021
Inventories	275,268	278,242
Prepaids and other current assets	78,225	89,101
Total current assets	755,922	796,301
Fixed assets, net of accumulated depreciation of $1,345,836 and $1,333,103, respectively	154,943	158,281
Goodwill	191,451	191,088
Intangible assets, net of accumulated amortization of $64,738 and $58,471, respectively	44,019	50,286
Other assets	164,939	166,348
Total assets	$1,311,274	$1,362,304
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$76,928	$97,467
Accrued and other liabilities	120,937	139,696
Deferred income on shipments to distributors	53,324	49,059
Current portion of long-term debt	7,436	7,413
Total current liabilities	258,625	293,635
Long-term debt	55,000	75,000
Other long-term liabilities	130,931	123,670
Total liabilities	444,556	492,305
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	—	—
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 418,377 at June 30, 2015 and 416,178 at December 31, 2014, respectively	418	416
Additional paid-in capital	769,298	756,760
Accumulated other comprehensive loss	(13,349)	(8,182)
Retained earnings	107,372	117,992
Total Atmel stockholders’ equity	863,739	866,986
Noncontrolling interest	2,979	3,013
Total stockholders' equity	866,718	869,999
Total liabilities and stockholders’ equity	$1,311,274	$1,362,304

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
	(in thousands)
Cash flows from operating activities
Net income	$22,773	$21,402
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	28,350	27,401
Deferred income taxes	2,960	1,593
Write-off of equipment deposit	—	1,730
Realized gain on sales of marketable securities	—	(385)
Realized gain on sales of investments in privately-held companies	(1,317)	—
Gain on sale of assets	(2,159)	—
Accretion of interest on long-term debt	852	660
Share-based compensation expense	26,224	30,895
Excess tax benefit on share-based compensation	(1,106)	(1,014)
Non-cash acquisition-related and other charges, net	(3,993)	89
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	16,007	7,844
Inventories	3,256	29,907
Current and other assets	9,348	15,964
Trade accounts payable	(18,846)	3,653
Accrued and other liabilities	(21,066)	(38,134)
Income taxes payable	518	(6,900)
Deferred income on shipments to distributors	4,265	4,028
Net cash provided by operating activities	66,066	98,733
Cash flows from investing activities
Acquisitions of fixed assets	(21,303)	(25,880)
Proceeds from sale of assets	8,876	—
Proceeds from sales of investments in privately-held companies	3,817	—
Sales of marketable securities	—	3,071
Acquisitions of intangible assets	(1,062)	(1,995)
Net cash used in investing activities	(9,672)	(24,804)
Cash flows from financing activities
Principal repayments on debt	(20,079)	—
Repurchases of common stock	(11,985)	(83,499)
Payment of dividends	(33,427)	—
Proceeds from issuance of common stock	7,755	7,096
Tax payments related to shares withheld for vested restricted stock units	(9,958)	(10,767)
Excess tax benefit on share-based compensation	1,106	1,014
Net cash used in financing activities	(66,588)	(86,156)
Effect of exchange rate changes on cash and cash equivalents	(384)	(683)
Net decrease in cash and cash equivalents	(10,578)	(12,910)
Cash and cash equivalents at beginning of the period	206,937	276,881
Cash and cash equivalents at end of the period	$196,359	$263,971

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (the “Company” or “Atmel”) and its subsidiaries as of June 30, 2015 and the results of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. All intercompany balances have been eliminated. Because all of the annual disclosures required by U.S. generally accepted accounting principles ("GAAP") are not included, as permitted by the rules of the Securities and Exchange Commission (the “SEC”), these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The December 31, 2014 year-end balance sheet data was derived from the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, or for the entire year.

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

Inventories are comprised of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Raw materials and purchased parts	$10,280	$12,633
Work-in-progress	176,399	192,206
Finished goods	88,589	73,403
	$275,268	$278,242

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB deferred the effective date of ASU 2014-09 so that it will apply to annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods).

Early application is permitted to the original effective date of December 15, 2016, in which case ASU 2014-09 would apply to annual reporting periods beginning December 15, 2016 (including interim reporting periods within those periods). The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. The ASU requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The new standard is effective for the Company on January 1, 2016. Early application is permitted. The standard requires an entity to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company does not believe that the adoption of the ASU will have a material effect on its consolidated financial statements and disclosure.

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

The purchase price was allocated to the identifiable assets and liabilities of NMI based on their estimated fair value at the acquisition date. The Company engaged an independent third party to assist with the determination of the fair value of certain identifiable intangible assets and the earn-out. In determining the fair value of the purchased intangible assets and earn-out, management made various estimates and assumptions from significant unobservable inputs (Level 3). The fair value of purchased identifiable intangible assets was determined using discounted cash flow models from projections prepared by management. The fair value of the earn-out was derived using an option pricing model that includes significant unobservable inputs. During the six months ended June 30, 2015, the Company reversed $0.2 million previously accrued in respect of the potential earn-out through a credit to acquisition-related charges in the Condensed Consolidated Statements of Operations as management determined that revenue targets on which the earn-out is based will not likely be met during 2015.
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
The excess of the fair value of consideration paid over the fair value of the net assets and the identifiable intangible assets acquired and the liabilities assumed resulted in recognition of goodwill of approximately $86.1 million, including workforce, of which $55.2 million is expected to be deductible for tax purposes. The recognition of goodwill primarily related to the expected synergies between the product offerings of NMI and the Company. All goodwill recorded was assigned to the Company's Microcontroller segment.
The Company expensed $2.5 million of advisory, legal, and consulting fees and other costs directly related to the acquisition, which were recorded as acquisition-related charges in the Consolidated Statements of Operations for the year ended December 31, 2014. The Company incurred $5.3 million of one-time bonus expense, subject to claw-back and other employment-related terms, for certain employees, which are being recorded ratably through the date on which the bonus is no longer recoverable by the Company. For the three and six months ended June 30, 2015, the Company recorded $1.3 million and $2.9 million, respectively, of one-time bonus expense as acquisition-related charges and $1.3 million and $3.0 million, respectively, of amortization expense related to identifiable intangible assets in the Condensed Consolidated Statements of Operations.

Note 3 INVESTMENTS

Investments at June 30, 2015 and December 31, 2014 consist of an auction-rate security. During the three months ended March 31, 2014, the Company sold its investment in a corporate equity security, which resulted in a realized gain of $0.4 million recorded under interest and other income, net in the Condensed Consolidated Statements of Operations.

For the three months ended June 30, 2015, auctions for the Company's sole auction-rate security continued to fail and as a result this security continues to be illiquid. The Company concluded that the remaining $1.0 million (adjusted cost) of auction-rate security is unlikely to be liquidated within the next twelve months and classified this security as a long-term investment, which is included in other assets in the Condensed Consolidated Balance Sheets. This auction-rate security had a contractual maturity greater than 10 years and totaled $1.0 million (at adjusted cost) as of June 30, 2015.

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

The tables below present the balances of investments measured at fair value on a recurring basis:

	June 30, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$1,277	$1,277	$—	$—

Other assets
Auction-rate security	1,066	—	—	1,066
Investment funds - Deferred compensation plan assets
Institutional money market funds	2,086	2,086	—	—
Fixed income	1,130	1,130	—	—
Marketable equity securities	3,788	3,788	—	—
Total institutional funds - Deferred compensation plan	7,004	7,004	—	—
Total other assets	8,070	7,004	—	1,066
Total	$9,347	$8,281	$—	$1,066

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$1,267	$1,267	$—	$—

Other assets
Auction-rate security	1,066	—	—	1,066
Investment funds - Deferred compensation plan assets
Institutional money market funds	2,039	2,039	—	—
Fixed income	984	984	—	—
Marketable equity securities	3,576	3,576	—	—
Total institutional funds - Deferred compensation plan	6,599	6,599	—	—
Total other assets	7,665	6,599	—	1,066
Total	$8,932	$7,866	$—	$1,066

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

Auction-rate securities are classified within Level 3 because significant assumptions for such securities are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of the Company's total assets as of June 30, 2015 and December 31, 2014.

There were no changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2015 and the year ended December 31, 2014. There were no transfers between Level 1 and 2 hierarchies for the three and six months ended June 30, 2015 and the year ended December 31, 2014.

Note 5 BORROWING ARRANGEMENTS

Senior Secured Revolving Credit Facility

On December 6, 2013, the Company entered into a five-year $300.0 million, senior secured revolving credit facility (the “Facility”), the terms of which are set forth in a Credit Agreement (the “Credit Agreement”). The Company may increase the aggregate availability under the Facility through a customary “accordion” feature in an amount not to exceed $250.0 million. The Company recorded debt issuance costs of $2.1 million associated with the Facility which are being amortized over the expected life of the Facility.

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

On July 29, 2014, the Company borrowed $90.0 million under the Facility to assist with the acquisition of NMI. Interest on the borrowed amounts equals the applicable periodic LIBOR rate, plus 1.25% per annum, and was $0.3 million and $0.7 million for the three and six months ended June 30, 2015, respectively.

As of June 30, 2015, after principal repayments, the Company had $55.0 million of outstanding principal borrowings under the Facility and was in compliance with all financial covenants under the Credit Agreement. No principal payments are due until maturity. The Facility matures on December 6, 2018.

Other Debt Obligations

The Company had a short-term debt obligation amounting to $7.4 million and $7.3 million as of June 30, 2015 and December 31, 2014, respectively, relating to an amount previously advanced from a foreign government which is repayable in 2015. The balance on the advance increases quarterly as a result of interest accretion. As the loan is denominated in Euro, the balance is re-measured into U.S dollars at current rates at each reporting period. The repayment amount is expected to be approximately $7.7 million at the time of repayment in 2015.

Note 6 STOCKHOLDERS’ EQUITY

Share-Based Compensation

The following table summarizes share-based compensation, net of the amount capitalized in inventory, included in operating results:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Cost of revenue	$1,682	$1,971	$2,797	$3,287
Research and development	3,573	4,383	7,151	9,112
Selling, general and administrative	7,282	8,924	16,276	18,496
Total share-based compensation expense, before income taxes	12,537	15,278	26,224	30,895
Tax benefit	(2,806)	(3,320)	(5,673)	(6,244)
Total share-based compensation expense, net of income taxes	$9,731	$11,958	$20,551	$24,651

Restricted Stock Units, Employee Stock Purchase Plan and Stock Options

In May 2005, Atmel’s stockholders approved Atmel’s 2005 Stock Plan (as amended, the “2005 Stock Plan”). As of June 30, 2015, 158.0 million shares had been cumulatively authorized for issuance under the 2005 Stock Plan, and 14.0 million shares remained available for issuance without giving effect to any adjustment that may be required by the terms of the 2005 Stock Plan in respect of shares underlying restricted stock or restricted stock units. Under the 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Restricted stock units generally vest on a quarterly basis over a service period of up to four years from the grant date, although restricted stock unit grants to newly-hired employees generally have a one-year cliff vest equal to one-quarter of the total grant. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options		Weighted-
			Exercise	Average
	Available for Grant	Number of Options	Price per Share	Exercise Price per Share
	(in thousands, except for per share data)
Balances, December 31, 2014	13,611	3,059	$2.13-$10.01	$4.57
Restricted stock units issued	(479)	—	—	—
Plan adjustment for restricted stock units issued	(273)	—	—	—
Restricted stock units cancelled	363	—	—	—
Plan adjustment for restricted stock units cancelled	210	—	—	—
Performance-based restricted stock units cancelled	253	—	—	—
Plan adjustment for performance-based restricted stock units cancelled	144	—	—	—
Options cancelled/expired/forfeited	2	(2)	$3.26	$3.26
Options exercised	—	(198)	$2.66-$6.28	$3.51
Balances, March 31, 2015	13,831	2,859	$2.13-$10.01	$4.65
Restricted stock units issued	(446)	—	—	—
Plan adjustment for restricted stock units issued	(254)	—	—	—
Restricted stock units cancelled	432	—	—	—
Plan adjustment for restricted stock units cancelled	250	—	—	—
Plan adjustment for performance-based restricted stock units issued	87	—	—	—
Plan adjustment for performance-based restricted stock units cancelled	50	—	—	—
Options cancelled/expired/forfeited	—	—	—	$—
Options exercised	—	(387)	$2.13-$6.28	$4.53
Balances, June 30, 2015	13,950	2,472	$2.13-$10.01	$4.67
Options vested and expected to vest at June 30, 2015		2,472	$2.13-$10.01	$4.67
Options exercisable at June 30, 2015		2,461	$2.13-$10.01	$4.67

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

As of June 30, 2015, there were 14.0 million shares available for issuance under the 2005 Stock Plan, or 8.9 million shares after giving effect to the applicable ratios under the 2005 Stock Plan for issuances of restricted stock units, as described above.

Restricted Stock Units

Activity related to restricted stock units is set forth below:

	Number of Units	Weighted-Average Grant Date Fair Value
	(in thousands, except for per share data)
Balances, December 31, 2014	18,163	$8.40
Restricted stock units issued	479	8.45
Restricted stock units vested	(1,898)	8.43
Restricted stock units cancelled	(363)	7.71
Performance-based restricted stock units cancelled	(253)	7.35
Balances, March 31, 2015	16,128	$8.43
Restricted stock units issued	446	9.45
Restricted stock units vested	(1,483)	8.53
Restricted stock units cancelled	(432)	7.59
Performance-based restricted stock units cancelled	(87)	8.31
Balances, June 30, 2015	14,572	$8.48

As of June 30, 2015, total unearned share-based compensation related to unvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $84.1 million, including estimated forfeitures, and is expected to be recognized over a weighted-average period of 2.22 years.

Until restricted stock units are vested, they do not have the voting or dividend participation rights of common stock and the shares underlying such restricted stock units are not considered issued and outstanding. Upon vesting of restricted stock units, shares withheld by the Company to pay taxes are retired.

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

Performance metrics for the 2015 Plan are based on the Company’s publicly-reported non-GAAP earnings per share growth rate from 2014 to 2015 (calculated for the fiscal years ended 2014 and 2015, respectively) to the adjusted earnings per share growth rates of companies included within the well-established Philadelphia Semiconductor Sector IndexSM ("SOX Index") during the same period. The SOX Index is a modified market capitalization-weighted index composed of companies primarily involved in the design, distribution, manufacture, and sale of semiconductors. For purposes of the 2015 Plan, “adjusted earnings per share” for the applicable measurement period for any company included within the SOX Index means that company’s non-GAAP earnings per share, as publicly reported by that company (which, in the case of the Company, will be its non-GAAP earnings per share), adjusted to exclude for the measurement period (to the extent such adjustments are publicly disclosed) each of the following: share-based compensation expense; restructuring and impairment charges (credits); loss (gain) on sale; acquisition and divestiture related expenses; intellectual property related settlement charges; non-cash tax expenses; other non-recurring tax items; to make equivalent comparisons between the Company’s non-GAAP earnings per share and the adjusted earnings per share for other companies included within the SOX Index. The Company recorded total share-based compensation expense related to the 2015 Plan of $0.2 million and $1.5 million in the three and six months ended June 30, 2015, respectively.

For participants who are included within the 2015 Plan at any time after January 1, 2015, awards will be pro-rated to reflect the actual time a participant has been an employee of, or a service provider to, the Company.

On December 17, 2013, the Company adopted the Atmel 2014 Long-Term Performance-Based Incentive Plan (the “2014 Plan”), which ended on December 31, 2014. The Company recorded total share-based compensation expense related to the 2014 Plan of $0.3 million and $1.4 million in the three and six months ended June 30, 2015, respectively, and $0.9 million and $2.0 million in the three and six months ended June 30, 2014, respectively.

Employee Stock Purchase Plan

         Under the 2010 Employee Stock Purchase Plan (“2010 ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85% of the fair market value of the common stock at the date of commencement of the six-month offering period or 85% of the fair market value on the last day of the offering period. Purchases are limited to 10% of an employee’s eligible compensation subject to a maximum annual employee contribution limit of $25,000 of the market value of the shares (determined at the commencement of the six month offering period) per calendar year. There were 0.8 million shares purchased under the 2010 ESPP for each of the six months ended June 30, 2015 and 2014 at an average price per share of $6.97 and $6.43, respectively. Of the 25.0 million shares authorized for issuance under the 2010 ESPP, 18.2 million shares were available for issuance at June 30, 2015.

The fair value of each purchase under the 2010 ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option-pricing model. The following assumptions were utilized to determine the fair value of the 2010 ESPP shares:

	Three and Six Months Ended
	June 30, 2015	June 30, 2014
Risk-free interest rate	0.07%	0.07%
Expected life (years)	0.50	0.50
Expected volatility	36%	32%
Expected dividend yield	1.91%	—%

The weighted-average fair value per share under the 2010 ESPP for purchase periods beginning in the six months ended June 30, 2015 and 2014 were $1.68 and $1.64, respectively. Cash proceeds from the issuance of shares under the Company’s 2010 ESPP were $5.3 million and $5.4 million for the six months ended June 30, 2015 and 2014, respectively.

Common Stock Repurchase Program

Since 2011, Atmel’s Board of Directors has authorized an aggregate of $1.0 billion of funding for the Company’s common stock repurchase program. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of the Company’s cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities. As of June 30, 2015, $197.1 million remained available for the repurchase of common stock under this program.

During the three and six months ended June 30, 2015, Atmel repurchased 0.3 million and 1.4 million shares, respectively, of its common stock in the open market at an average repurchase price of $8.37 and $8.27 per share, respectively, excluding commission, and subsequently retired those shares. During the three and six months ended June 30, 2014, Atmel repurchased 3.6 million and 10.5 million shares, respectively, of its common stock in the open market at an average repurchase price of $8.00 and $7.98 per share, respectively, excluding commission, and subsequently retired those shares. Excluding commission, common stock and additional paid-in capital were reduced by $2.9 million and $12.0 million, for the three and six months ended June 30, 2015, respectively, and $28.5 million and $83.5 million for the three and six months ended June 30, 2014, respectively, as a result of the stock repurchases.

Dividends

On June 25, 2015, the Company paid a cash dividend of $0.04 per common share, the aggregate cost of which was $16.7 million. During the six months ended June 30, 2015, the Company paid cash dividends of $0.08 per common share, the aggregate cost of which was $33.4 million.

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

	Foreign currency translation adjustments	Defined benefit pension plans	Change in unrealized loss on investments	Total
	(in thousands)
Balance as of December 31, 2014	$1,053	$(8,462)	$(773)	$(8,182)
Other comprehensive loss before reclassifications	(4,937)	(230)	—	(5,167)
Balance as of June 30, 2015	$(3,884)	$(8,692)	$(773)	$(13,349)

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

Purchase Commitments

As of June 30, 2015, the Company, or its affiliates, had certain non-cancellable commitments which were not included in the Condensed Consolidated Balance Sheets. These include outstanding capital purchase commitments of approximately $4.0 million and wafer purchase commitments of approximately $33.6 million.

Contingencies

Legal Proceedings

The Company is party to various legal proceedings. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations and statements of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described below or other legal proceedings that were not deemed material as of June 30, 2015, there exists the possibility of a material adverse effect on the Company's financial position, results of operations and cash flows. The Company has accrued for losses related to litigation that it considers probable and for which the loss can be reasonably estimated. In the event that a probable loss cannot be reasonably estimated, it has not accrued for such losses. Management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. As the Company continues to monitor litigation matters, whether deemed material as of June 30, 2015 or not, its determination could change, and the Company may decide, at some future date, to establish an appropriate reserve.

Southern District of New York Action by LFoundry Rousset (“LFR”) and LFR Employees. On March 4, 2014, LFR and Jean-Yves Guerrini, on behalf of himself and a putative class of LFR employees, filed an action in the United States District Court for the Southern District of New York (the "District Court") against the Company, our French subsidiary, Atmel Rousset S.A.S. (“Atmel Rousset”) and LFoundry GmbH (“LF”), LFR’s German parent. The case purports to relate to Atmel Rousset’s June 2010 sale of its wafer manufacturing facility in Rousset, France to LF, and LFR’s subsequent insolvency more than three years later. On July 21, 2015, the District Court granted the Company's motion to dismiss the case.

Individual Labor Actions by former LFR Employees. Nearly 600 former employees of LFR have filed individual labor actions against Atmel Rousset in the labor court in Aix-en-Provence, France. As of June 30, 2015, the claimants had not yet provided the legal arguments underpinning their claims, although management believes each will argue that Atmel Rousset, together with LFR, was their co-employer. Atmel Rousset believes each of these actions is entirely devoid of merit and based substantially on the same specious arguments that the Paris Commercial Court summarily rejected in 2014 in related proceedings. Atmel Rousset therefore intends to defend vigorously each of these claims.

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
The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands, except for percentages)
Income before income taxes	$15,920	$25,257	$40,165	$30,089
Provision for income taxes	$(9,693)	$(6,021)	$(17,392)	$(8,687)
Effective tax rate	60.89%	23.83%	43.30%	28.87%
For the three and six months ended June 30, 2015, the Company’s effective tax rate was higher than the U.S statutory federal income tax rate of 35%, primarily due to a decrease in income in jurisdictions with lower tax rates and discrete interest charges related to uncertain tax positions. For the three and six months ended June 30, 2014, the Company's effective tax rate was lower than the U.S. statutory federal income tax rate of 35%, primarily due to income recognized at lower tax rates foreign jurisdictions.
At June 30, 2015 and December 31, 2014, the Company had $87.4 million and $88.1 million of unrecognized tax benefits, respectively, which, if recognized, would affect the effective tax rate.
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

The aggregate net pension expense relating to these two plans are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Service costs	$280	$393	$598	$782
Interest costs	310	388	644	773
Amortization of actuarial loss	174	19	326	38
Net pension period cost	$764	$800	$1,568	$1,593

The Company’s net pension period cost for 2015 is expected to be approximately $3.4 million. Cash funding for benefits paid was $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively. The Company expects total contributions to these plans to be approximately $0.5 million in 2015.

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

•
Multi-Market and Other. This segment includes application specific and standard products for aerospace applications and legacy products. On April 16, 2015, the Company completed the sale of its XSense touch sensor manufacturing assets and separately licensed to UniPixel, Inc. its XSense intellectual property assets, which the Company retained. See Note 12 for further information.

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

Operating segments are defined by the products they design and sell. They do not sell to each other. The Company’s net revenue and segment income (loss) from operations for each reportable segment is as follows:

Information about Reportable Segments

	Micro- Controller	Nonvolatile Memory	Automotive	Multi-Market and Other	Total
	(in thousands)
Three months ended June 30, 2015
Net revenue from external customers	$205,003	$43,153	$37,216	$20,981	$306,353
Segment income from operations	$11,152	$10,068	$6,098	$7,880	$35,198
Three months ended June 30, 2014
Net revenue from external customers	$254,775	$40,180	$35,994	$24,585	$355,534
Segment income (loss) from operations	$30,326	$8,036	$3,284	$(900)	$40,746

Six months ended June 30, 2015
Net revenue from external customers	$423,789	$86,901	$72,961	$40,990	$624,641
Segment income from operations	$34,908	$21,738	$9,395	$9,843	$75,884
Six months ended June 30, 2014
Net revenue from external customers	$489,915	$75,832	$76,965	$50,183	$692,895
Segment income (loss) from operations	$49,152	$13,083	$10,038	$(1,457)	$70,816

The Company's primary products are semiconductor integrated circuits, which constitute a group of similar products. Therefore, it is impracticable to differentiate the revenue from external customers for each product sold. The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.

Reconciliation of Segment Information to Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Total segment income from operations	$35,198	$40,746	$75,884	$70,816
Unallocated amounts:
Share-based compensation expense	(12,537)	(15,278)	(26,224)	(30,895)
Loss from manufacturing facility damage and shutdown	—	—	—	(7,056)
Acquisition-related charges	(3,807)	(1,497)	(8,210)	(3,125)
French building underutilization	(502)	(1,166)	(214)	(2,462)
Restructuring (charges) credits	(4,882)	1,583	(6,029)	1,807
(Loss) gain related to foundry arrangements	(765)	2,071	(1,957)	2,129
Gain on sale of assets	2,053	—	2,053	—
Consolidated income from operations	$14,758	$26,459	$35,303	$31,214

Geographic sources of revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
China, including Hong Kong	$99,600	$114,081	$193,008	$207,282
United States	54,831	50,348	111,469	103,258
Germany	40,735	50,478	82,545	109,739
South Korea	19,905	29,900	46,080	62,932
Japan	12,903	8,860	27,916	14,400
Taiwan	10,284	19,211	20,450	29,929
Singapore	9,378	16,647	19,339	28,237
France	5,409	2,709	8,551	5,789
Rest of Europe	27,190	35,451	58,739	73,804
Rest of Asia-Pacific	19,571	21,760	42,696	45,782
Rest of the World	6,547	6,089	13,848	11,743
Total net revenue	$306,353	$355,534	$624,641	$692,895

Net revenue is attributed to regions based on ship-to locations.

The Company had one distributor that accounted for 19% of net revenue in the three months ended June 30, 2015. The Company had one distributor that accounted for 18% of net revenue in the six months ended June 30, 2015. No end customer accounted for 10% or more of net revenue in the three and six months ended June 30, 2015 and 2014. The Company had one distributor that accounted for 17% of net revenue in the three months ended June 30, 2014. The Company had two distributors that accounted for 16% and 11%, respectively, of net revenue in the six months ended June 30, 2014.

One distributor accounted for 16% of accounts receivable at June 30, 2015 and no end customer accounted for 10% or more of accounts receivable at June 30, 2015. Three distributors accounted for 22%, 11% and 11%, respectively, of accounts receivable at June 30, 2014 and no end customer accounted for 10% or more of accounts receivable at June 30, 2014.

Physical locations of tangible long-lived assets were as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
United States	$88,952	$92,466
Philippines	61,274	56,094
Germany	16,624	17,920
France	12,210	13,714
Rest of Asia-Pacific	18,379	20,237
Rest of Europe	5,303	5,854
Total	$202,742	$206,285

Excluded from the table above are auction-rate securities of $1.1 million at June 30, 2015 and December 31, 2014, which are included in other assets on the Condensed Consolidated Balance Sheets. Also excluded from the table above as of June 30, 2015 and December 31, 2014 are goodwill of $191.5 million and $191.1 million, respectively, intangible assets, net, of $44.0 million and $50.3 million, respectively, and deferred income tax assets of $116.1 million and $117.3 million, respectively.

Note 12 SALE OF ASSETS

Sale of Assets

Sale of XSense

On April 16, 2015, the Company completed the sale of XSense touch sensor assets to UniPixel, Inc. In connection with the transaction, the Company transferred its XSense related manufacturing assets to UniPixel, which also assumed related operating costs, and separately licensed to UniPixel its XSense patent portfolio and other intellectual property, which the Company is retaining. The intellectual property licenses have an initial five-year term, renewable by UniPixel for an additional ten-year term. The Company will receive minimum royalties during the initial five-year term equal to $16.3 million, of which $9.3 million was prepaid in cash at the close of the transaction. Under the terms of the patent license agreement, the Company licensed to UniPixel its pending, published or issued XSense patents as of the close of the transaction and, subject to certain exclusions, any other patents owned or licensable by the Company during the license period to the extent such patents are necessary to make, use, sell or otherwise dispose of licensed XSense products. The Company also agreed to lease facilities and provide transitional support to UniPixel for a limited period of time.

Upon closing of this transaction, the Company recognized a gain which is summarized in the following table:

April 16, 2015
(in thousands)
Total consideration	$(16,700)
Fair value of patent license agreement	13,123
Selling and other costs	457
Net assets transferred	961
Gain on sale of assets	$(2,159)

The fair value of the patent license revenue to be received from the licensee over the term of the arrangement was determined using an income approach and an assumed discount rate of 40%. The present value of the patent license agreement is reduced over the initial five-year term of the patent license agreement and recognized as royalty revenue over that term. During the three months ended June 30, 2015, the Company recognized $0.5 million of royalty revenue and $2.2 million of gain on sale of assets included in the Condensed Consolidated Statement of Operations.

Note 13 RESTRUCTURING CHARGES

The following table summarizes the activity related to the accrual for restructuring charges detailed by event:

	Q2'10	Q2'12	Q1'13	Q3'13	Q3'14	Q4'14	Q1'15	Q2'15	Total
	(in thousands)
Balance at January 1, 2015 - Restructuring Accrual	$281	$19	$3,988	$9	$920	$14,508	$—	$—	$19,725
(Credits) charges – Employee termination costs, net of change in estimate	—	—	(49)	—	488	6	702	—	1,147
Non-cash - Other	—	—	—	—	(175)	(6)	—	—	(181)
Payments – Employee termination costs	—	—	(524)	—	(540)	(14)	(196)	—	(1,274)
Foreign exchange gain	—	—	(31)	—	(59)	(1)	(7)	—	(98)
Balance at March 31, 2015 - Restructuring Accrual	$281	$19	$3,384	$9	$634	$14,493	$499	$—	$19,319
(Credits) charges – Employee termination costs, net of change in estimate	—	(210)	(153)	(9)	1,651	899	2,006	698	4,882
Non-cash - Other	—	—	—	—	(213)	(4)	—	—	(217)
Payments (refunds) - Employee termination costs	—	229	(196)	—	(1,064)	(4,287)	(2,508)	(25)	(7,851)
Foreign exchange loss (gain)	—	—	271	—	—	(1,616)	3	—	(1,342)
Balance at June 30, 2015 - Restructuring Accrual	$281	$38	$3,306	$—	$1,008	$9,485	$—	$673	$14,791

The Company records restructuring liabilities related to workforce reductions when the accounting recognition criteria are met and consistent with management's approval and commitment to the restructuring plans in each particular quarter. The restructuring plans identify the number of employees to be terminated, job classifications and functions, location and the date the plan is expected to be completed. As of June 30, 2015, the Company expects the majority of the remaining employee termination costs and facility exit costs to be paid by the end of fiscal 2016.

2015 Restructuring Charges

Restructuring charges recorded in 2015 were related to workforce reductions, primarily in the U.S., in connection with the Company's decision to exit the XSense business and workforce reductions and other costs in connection with the Company's decision to shut down an assembly operations plant in the Philippines. These actions, which are consistent with management's approval of the restructuring plan and the communication to affected employees, were intended to align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. The Company also recorded additional restructuring charges related to workforce reductions in France. The restructuring charges recorded during the three and six months ended June 30, 2015 were $4.9 million and $6.0 million, respectively.

The Company anticipates all employees affected by the Philippines restructuring will cease active service before the end of the fourth quarter of 2015.

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

Note 14 NET INCOME PER SHARE ATTRIBUTABLE TO ATMEL COMMON STOCKHOLDERS

A reconciliation of the numerator and denominator of basic and diluted net income per share is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands, except per share data)
Net income attributable to Atmel	$6,312	$19,236	$22,807	$21,402

Weighted-average shares - basic	417,861	421,090	417,474	423,233
Dilutive effect of incremental shares and share equivalents	1,297	1,744	1,310	1,643
Weighted-average shares - diluted	419,158	422,834	418,784	424,876
Net income per share:
Basic
Net income per share attributable to Atmel common stockholders - basic	$0.02	$0.05	$0.05	$0.05
Diluted
Net income per share attributable to Atmel common stockholders - diluted	$0.02	$0.05	$0.05	$0.05

The following table summarizes securities that were not included in the “Weighted-average shares - diluted” used for calculation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Employee stock options and restricted stock units outstanding	3,841	4,116	4,734	4,940

Note 15 SUBSEQUENT EVENTS

On July 21, 2015, the Company entered into a definitive agreement to sell its real estate holdings in Heilbronn, Germany and its equity interest in a privately-held company that provides facilities services for the tenants at the property for a total of approximately $11.5 million to an unrelated third party. The Company also entered into an agreement to lease back a portion of the office space for a three-year period once the transaction closes. The transaction, which is expected to close during the third quarter of 2015, is anticipated to result in a gain of which a portion will be recognized during the third quarter of 2015 and a portion will be recognized over the term of the three-year office lease.

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

On April 16, 2015, in a further effort to focus on our core business, we completed the sale of our XSense manufacturing assets and separately licensed to the buyer our XSense intellectual property assets, which we retained. See Note 12 of Notes to Condensed Consolidated Financial Statements for a further discussion.

RESULTS OF OPERATIONS

	Three Months Ended				Six Months ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	(in thousands, except for percentage of net revenue)
Net revenue	$306,353	100%	$355,534	100%	$624,641	100%	$692,895	100%
Gross margin	141,314	46%	161,238	45%	288,611	46%	301,228	43%
Research and development	59,998	20%	70,082	20%	119,127	19%	139,834	20%
Selling, general and administrative	59,922	20%	64,783	18%	121,995	20%	128,862	19%
Acquisition-related charges	3,807	1%	1,497	—%	8,210	1%	3,125	—%
Restructuring charges (credits)	4,882	2%	(1,583)	—%	6,029	1%	(1,807)	—%
Gain on sale of assets	(2,053)	(1)%	—	—%	(2,053)	—%	—	—%
Income from operations	$14,758	5%	$26,459	7%	$35,303	6%	$31,214	5%

Net Revenue

Our net revenue totaled $306.4 million for the three months ended June 30, 2015, a decrease of 14%, or $49.2 million, from $355.5 million in net revenue for the three months ended June 30, 2014. Our net revenue totaled $624.6 million for the six months ended June 30, 2015, a decrease of 10%, or $68.3 million, from $692.9 million in net revenue for the six months ended June 30, 2014. Our revenue for the three and six months ended June 30, 2015 was lower than the three and six months ended June 30, 2014 due principally to the adverse effects of foreign currency translation associated with the decline of the Euro against the U.S. dollar, reduced revenue related to legacy end of life products and reduced revenue from commodity sensor hub and touch controller products sold to the mobile end market, partially offset by growth in our nonvolatile memory segment.

Net Revenue — By Operating Segment

Our net revenue by operating segment is summarized as follows:

	Three Months Ended
	June 30, 2015	June 30, 2014	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$205,003	$254,775	$(49,772)	(20)%
Nonvolatile Memory	43,153	40,180	2,973	7%
Automotive	37,216	35,994	1,222	3%
Multi-Market and Other	20,981	24,585	(3,604)	(15)%
Total net revenue	$306,353	$355,534	$(49,181)	(14)%

	Six Months Ended
	June 30, 2015	June 30, 2014	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$423,789	$489,915	$(66,126)	(13)%
Nonvolatile Memory	86,901	75,832	11,069	15%
Automotive	72,961	76,965	(4,004)	(5)%
Multi-Market and Other	40,990	50,183	(9,193)	(18)%
Total net revenue	$624,641	$692,895	$(68,254)	(10)%

Microcontroller

Microcontroller segment net revenue decreased 20% to $205.0 million for the three months ended June 30, 2015 compared to $254.8 million for the three months ended June 30, 2014. Microcontroller segment net revenue decreased 13% to $423.8 million for the six months ended June 30, 2015 compared to $489.9 million for the six months ended June 30, 2014. Microcontroller net revenue represented 67% and 68% of total net revenue for the three and six months ended June 30, 2015, respectively. Microcontroller net revenue represented 72% and 71% of total net revenue for the three and six months ended June 30, 2014, respectively. Revenue decreased primarily as a result of the adverse effect of foreign currency translation associated with the decline of the Euro against the U.S. dollar, reduced revenue related to commodity sensor hub and touch controllers sold to the mobile end market.

Nonvolatile Memory

Nonvolatile Memory segment net revenue increased 7% to $43.2 million for the three months ended June 30, 2015 compared to $40.2 million for the three months ended June 30, 2014. Nonvolatile Memory segment net revenue increased 15% to $86.9 million for the six months ended June 30, 2015 compared to $75.8 million for the six months ended June 30, 2014. The increase was mainly due to stronger demand for our secure cryptographic products, partially offset by a decline in standard memory products.

Automotive

Automotive segment net revenue increased 3% to $37.2 million for the three months ended June 30, 2015 compared to $36.0 million for the three months ended June 30, 2014. Automotive segment net revenue decreased 5% to $73.0 million for the six months ended June 30, 2015 compared to $77.0 million for the six months ended June 30, 2014. This decrease was primarily related to the adverse effect of foreign currency translation associated with the decline of the Euro against the U.S. dollar and reduced revenue related to our end-of-life legacy products, partially offset by an increase in demand for our RF automotive products, including in-vehicle networking products.

Multi-Market and Other

Multi-Market and Other segment net revenue decreased 15% to $21.0 million for the three months ended June 30, 2015 compared to $24.6 million for the three months ended June 30, 2014. Multi-Market and Other segment net revenue decreased 18% to $41.0 million for the six months ended June 30, 2015 compared to $50.2 million for the six months ended June 30, 2014. The decrease resulted primarily from a decline in our Aerospace business, the adverse effect of foreign currency translation associated with the decline of the Euro against the U.S. dollar and the exit of our XSense business. On April 16, 2015, we completed the sale of our XSense manufacturing assets and the related license of our XSense intellectual property assets, which have been included in this reporting segment. See Note 12 of Notes to Condensed Consolidated Financial Statements for further discussion.
Net Revenue by Geographic Area
Our net revenue by geographic area for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, is summarized in the table below. Revenue is attributed to regions based on the location to which we ship. See Note 11 of Notes to Condensed Consolidated Financial Statements for further discussion.

	Three Months Ended
	June 30, 2015	June 30, 2014	Change	% Change
	(in thousands, except for percentages)
Asia	$171,641	$210,459	$(38,818)	(18)%
Europe	73,334	88,638	(15,304)	(17)%
United States	54,831	50,348	4,483	9%
Other*	6,547	6,089	458	8%
Total net revenue	$306,353	$355,534	$(49,181)	(14)%

	Six Months Ended
	June 30, 2015	June 30, 2014	Change	% Change
	(in thousands, except for percentages)
Asia	$349,489	$388,563	$(39,074)	(10)%
Europe	149,835	189,331	(39,496)	(21)%
United States	111,469	103,258	8,211	8%
Other*	13,848	11,743	2,105	18%
Total net revenue	$624,641	$692,895	$(68,254)	(10)%
________________________________________
* Primarily includes South Africa, and Central and South America

Net revenue outside the United States accounted for 82% and 82% of our net revenue for the three and six months ended June 30, 2015, respectively, and 86% and 85% of our net revenue for the three and six months ended June 30, 2014, respectively.

Our net revenue in Asia decreased $38.8 million, or 18%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Net revenue in Asia decreased $39.1 million, or 10%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The change for both the three and six months ended June 30, 2015 resulted primarily from a decline in revenue from the mobile and consumer end markets. Net revenue for the Asia region was 56% of total net revenue for both the three and six months ended June 30, 2015, compared to 59% and 56% of total net revenue for the three and six months ended June 30, 2014, respectively.

Our net revenue in Europe decreased by $15.3 million, or 17% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Net revenue in Europe decreased $39.5 million, or 21%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The revenue decreases in both the three and six months ended June 30, 2015 resulted primarily from adverse movements of the Euro against the U.S. dollar exchange rate and declining demand in the industrial end market. Net revenue for the Europe region was 24% of total net revenue for both the three and six months ended June 30, 2015, compared to 25% and 27% of total net revenue for the three and six months ended June 30, 2014, respectively.

Our net revenue in the United States increased by $4.5 million, or 9%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Net revenue in the United States increased by $8.2 million, or 8%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The revenue increases in both the three and six months ended June 30, 2015 were primarily due to increased demand in the consumer and communication end markets partially offset by declining demand in the industrial end market. Net revenue for the U.S. region was 18% of total net revenue for both the three and six months ended June 30, 2015, compared to 14% and 15% of total net revenue for the three and six months ended June 30, 2014, respectively.

Revenue and Costs — Impact from Changes to Foreign Exchange Rates

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies, primarily Euros, were 18% and 20% of our total net revenue for the three months ended June 30, 2015 and 2014, respectively, and 18% and 22% of our total net revenue for the six months ended June 30, 2015 and 2014, respectively.

Costs denominated in foreign currencies were 20% and 19% of our total costs for the three months ended June 30, 2015 and 2014, respectively, and 19% of our total costs for both the six months ended June 30, 2015 and 2014.

Average exchange rates utilized to translate foreign currency revenue and expenses denominated in Euros were approximately 1.10 and 1.38 Euros to the dollar for the three months ended June 30, 2015 and 2014, respectively, and 1.12 and 1.37 Euros to the dollar for the six months ended June 30, 2015 and 2014, respectively.

Our net revenue for the three months ended June 30, 2015 would have been approximately $14.2 million higher had the average exchange rate in the three months ended June 30, 2015 remained the same as the average exchange rate in effect for the three months ended June 30, 2014. Our income from operations for the three months ended June 30, 2015 would have been approximately $2.5 million higher had the average exchange rate in the three months ended June 30, 2015 remained the same as the average exchange rate in the three months ended June 30, 2014.

Our net revenue for the six months ended June 30, 2015 would have been approximately $24.8 million higher had the average exchange rate in the six months ended June 30, 2015 remained the same as the average exchange rate in effect for the six months ended June 30, 2014. Our income from operations for the six months ended June 30, 2015 would have been approximately $4.9 million higher had the average exchange rate in the six months ended June 30, 2015 remained the same as the average exchange rate in the six months ended June 30, 2014.

The exchange rate for the Euro against the U.S. dollar declined from 1.22 Euros to the dollar at January 1, 2015 to 1.11 Euros to the dollar at June 30, 2015. “Quantitative easing” undertaken by the European Central Bank, economic uncertainties associated with the financial stability of Greece, and similar economic factors affecting the European Union could cause a further decline in the Euro against the U.S. dollar or could introduce other unusual volatility into the foreign currency markets. As a result of these foreign currency exchange rate fluctuations, it may also be more difficult to detect underlying trends in our business and results of operations. We do not currently maintain a program to hedge transactional exposures in foreign currencies. See "Item 1A - Risk Factors".

Gross Margin

Gross margin was 46.1% and 46.2% for the three and six months ended June 30, 2015, respectively, compared to 45.4% and 43.5% for the three and six months ended June 30, 2014, respectively, primarily due to manufacturing cost improvements and improved margins on new products partially offset by the adverse effect of foreign currency translation associated with the decline of the Euro against the U.S. dollar. The improvement in gross margin, compared to the same period in 2014, was partially due to a $7.1 million loss related to the manufacturing facility damage and unplanned shutdown at our Colorado Springs plant that occurred in December 2013 and continued into early 2014. We expect to realize further gross margin benefit through 2015 from ongoing cost reductions.

Inventory decreased to $275.3 million at June 30, 2015 from $278.2 million at December 31, 2014, primarily due to lower builds in response to lower customer demand although the number of days of inventory increased to 152 days from 123 days, respectively.

For the six months ended June 30, 2015, we manufactured approximately 60% of our products in our own wafer fabrication facility compared to 56% for the six months ended June 30, 2014.

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

Research and Development

Research and development ("R&D") expenses decreased 14%, or $10.1 million, to $60.0 million for the three months ended June 30, 2015 from $70.1 million for the three months ended June 30, 2014. R&D expenses decreased 15%, or $20.7 million, to $119.1 million for the six months ended June 30, 2015 from $139.8 million for the six months ended June 30, 2014. R&D expenses decreased, compared to the same period in 2014, primarily due to a reduction in XSense R&D expense, favorable exchange rate movements and enhanced cost controls. As a percentage of net revenue, R&D expenses totaled 20% and 19% for the three and six months ended June 30, 2015, compared to 20% for both the three and six months ended June 30, 2014.

We believe that continued strategic investments in R&D, primarily related to new product development are essential for us to remain competitive in the markets we serve.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses decreased 8%, or $4.9 million, to $59.9 million for the three months ended June 30, 2015 from $64.8 million for the three months ended June 30, 2014. SG&A expenses decreased 5%, or $6.9 million, to $122.0 million for the six months ended June 30, 2015 from $128.9 million for the six months ended June 30, 2014. SG&A expenses decreased, compared to the same period in 2014, primarily due to exchange rate movements. As a percentage of net revenue, SG&A expenses totaled 20% for both the three and six months ended June 30, 2015, compared to 18% and 19% for the three and six months ended June 30, 2014, respectively.

Share-Based Compensation

We primarily issue restricted stock units to our employees as equity compensation. Employees may also participate in an Employee Stock Purchase Program ("ESPP") that offers the ability to purchase stock through payroll withholdings at a discount to the market price. We did not issue stock options to our employees as equity compensation during the three and six months ended June 30, 2015 and 2014. Share-based compensation expense for any stock options and ESPP shares is based on the fair value of the award at the measurement date (grant date). The compensation amount for those options is calculated using a Black-Scholes option valuation model.

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

Under the Atmel 2015 Long-Term Performance-Based Incentive Plan, we recorded total share-based compensation expense of $0.2 million and $1.5 million for the three and six months ended June 30, 2015, respectively.

Under the Atmel 2014 Long-Term Performance-Based Incentive Plan, we recorded total share-based compensation expense of $0.3 million and $1.4 million for the three and six months ended June 30, 2015, respectively, and $0.9 million and $2.0 million in the three and six months ended June 30, 2014, respectively.

Acquisition-Related Charges

We recorded total acquisition-related charges of $3.8 million and $8.2 million for the three and six months ended June 30, 2015, respectively, compared to $1.5 million and $3.1 million for the three and six months ended June 30, 2014, respectively.

Included in those acquisition-related charges is amortization of $2.5 million and $1.3 million for the three months ended June 30, 2015 and 2014, respectively, and $5.3 million and $2.6 million for the six months ended June 30, 2015 and 2014, respectively, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog. We estimate that charges related to amortization of intangible assets will be approximately $4.2 million for the remainder of 2015.

We also recorded other compensation related charges for these acquisitions of $1.3 million and $2.9 million for the three and six months ended June 30, 2015, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2014, respectively.

Restructuring Charges

See Note 13 of Notes to Condensed Consolidated Financial Statements for the summary of activity related to the accrual for restructuring charges detailed by event.

We record restructuring liabilities related to workforce reductions when the accounting recognition criteria are met and consistent with management's approval and commitment to the restructuring plans in each particular quarter. The restructuring plans identify the number of employees to be terminated, job classifications and functions, location and the date the plan is expected to be completed. As of June 30, 2015, we expect the majority of the remaining employee termination costs and facility exit costs to be paid by the end of fiscal 2016.

2015 Restructuring Charges

Restructuring charges recorded in 2015 related to workforce reductions, primarily in the U.S., in connection with our decision to exit the XSense business and workforce reductions and other costs in connection with our decision to shut down an assembly operations plant in the Philippines. These actions, which are consistent with management's approval of the restructuring plan and the communication to affected employees, were intended to align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. We also recorded additional restructuring charges related to workforce reductions in France. The restructuring charges recorded during the three and six months ended June 30, 2015 were $4.9 million and $6.0 million, respectively.

We anticipate all employees affected by the Philippines restructuring will cease active service before the end of the fourth quarter of 2015.

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

Based on the information available to us as of the date of this Form 10-Q, the dates on which employees affected by the restructurings in 2013, 2014 and 2015 as described above ceased or are currently expected to cease their service with us, and assuming the absence of material labor discord, litigation or other unforeseen issues arising with respect to those matters, we believe that the estimated annual savings from the restructuring actions described above will be approximately $75.0 million, comprising approximately $25.0 million from cost of sales, approximately $41.0 million from research and development expense and approximately $9.0 million from selling, general and administrative expense. Actual savings realized may differ, however, if our assumptions are incorrect or if other unanticipated events occur. Savings may also be offset, or additional expenses incurred, if, and when, we make additional investments in labor, materials or capital in our business in the future. Savings achieved in connection with one series of restructuring activities may not necessarily be indicative of savings that may be realized in other restructuring activities nor may the timing of savings realized in connection with our restructuring actions be similar to, or consistent with, the timing of benefits realized in other restructuring activities that we may undertake at any time.

Interest and Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Interest and other income (expense)	$1,348	$(304)	$1,478	$90
Interest expense	(629)	(486)	(1,352)	(991)
Foreign exchange transaction gains (losses)	443	(412)	4,736	(224)
Total	$1,162	$(1,202)	$4,862	$(1,125)

Interest and other income (expense), net, resulted in income of $1.2 million and $4.9 million for the three and six months ended June 30, 2015, respectively, compared to expense of $1.2 million and $1.1 million for the three and six months ended June 30, 2014, respectively, primarily due to gain on sale of investment in privately-held companies of $1.3 million and higher net foreign exchange gains in 2015. We continue to have balance sheet exposures in foreign currencies subject to exchange rate fluctuations and may incur further gains or losses in the future as a result of such foreign exchange exposures.

Gain on Sale of Assets

Sale of XSense

On April 16, 2015, we completed the sale of XSense touch sensor assets to UniPixel, Inc. In connection with the transaction, we transferred our XSense related manufacturing assets to UniPixel, which is also assuming related operating costs, and separately licensed to UniPixel its XSense patent portfolio and other intellectual property, which we have retained. The intellectual property licenses have an initial five-year term, renewable by UniPixel for an additional ten-year term. We will receive minimum royalties during the initial five-year term equal to $16.3 million, of which $9.3 million was prepaid in cash at the close of the transaction. Under the terms of the patent license agreement, we licensed to UniPixel its pending, published or issued XSense patents as of the close of the transaction and, subject to certain exclusions, any other patents owned or licensable by us during the license period to the extent such patents are necessary to make, use, sell or otherwise dispose of licensed XSense products. We also agreed to lease facilities and provide transitional support to UniPixel for a limited period of time.

Upon closing of this transaction, we recognized a gain of $2.2 million. See Note 12 of Notes to Condensed Consolidated Financial Statements for further discussion.

Provision for Income Taxes
For the three and six months ended June 30, 2015, we recorded an income tax provision of $9.7 million and $17.4 million, respectively. For the three and six months ended June 30, 2014, we recorded an income tax provision of $6.0 million and $8.7 million, respectively. For the three and six months ended June 30, 2015, our effective tax rate was higher than the U.S. statutory federal income tax rate of 35%, primarily due to a decrease in income in jurisdictions with lower tax rates and discrete interest charges related to uncertain tax positions. For the three and six months ended June 30, 2014, our effective tax rate was lower than the U.S. statutory federal income tax rate of 35%, primarily due to income recognized at lower tax rates foreign jurisdictions.
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

Liquidity and Capital Resources

At June 30, 2015, we had $196.4 million of cash and cash equivalents, compared to $206.9 million at December 31, 2014. The decrease in cash balances in the six months ended June 30, 2015 resulted primarily from the timing of vendor payables and customer receivables, capital purchases of fixed assets, payment of cash dividends, principal repayments under our credit facility, common stock repurchases, and tax payments related to vested restricted stock units. Our current asset to liability ratio, calculated as total current assets divided by total current liabilities, was 2.92 at June 30, 2015 compared to 2.71 at December 31, 2014. Working capital, calculated as total current assets less total current liabilities, decreased to $497.3 million at June 30, 2015, compared to $502.7 million at December 31, 2014. Cash provided by operating activities was $66.1 million for the six months ended June 30, 2015 compared to cash provided by operating activities of $98.7 million for the six months ended June 30, 2014, and capital expenditures totaled $21.3 million and $25.9 million for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, of the $196.4 million aggregate cash and cash equivalents held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $171.0 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

Senior Secured Revolving Credit Facility

On December 6, 2013, we entered into a five-year $300.0 million, senior secured revolving credit facility. On July 29, 2014, we borrowed $90.0 million under the Facility to assist with the acquisition of NMI. Interest on the borrowed amount equals the applicable periodic LIBOR rate, plus 1.25% per annum, and was $0.3 million and $0.7 million for the three and six months ended June 30, 2015.

As of June 30, 2015, after principal repayments, we had $55.0 million of outstanding principal borrowings and $245.0 million available under the Facility and we were in compliance with all financial covenants under the Credit Agreement. No principal payments are due until maturity. The Facility matures on December 6, 2018.

Operating Activities

Net cash provided by operating activities was $66.1 million for the six months ended June 30, 2015, compared to net cash provided by operating activities of $98.7 million for the six months ended June 30, 2014. Net cash provided by operating activities for the six months ended June 30, 2015 was determined primarily by adjusting net income of $22.8 million for non-cash depreciation and amortization charges of $28.4 million, and share-based compensation charges of $26.2 million.

Accounts receivable decreased by 7% or $16.0 million to $206.1 million at June 30, 2015, from $222.0 million at December 31, 2014. The average number of days of accounts receivable outstanding increased to 61 days for the three months ended June 30, 2015 compared to 58 days for the three months ended December 31, 2014, primarily due to greater shipments in the last month of the quarter ended June 30, 2015 in comparison to the last month of the quarter ended December 31, 2014.

Inventories decreased to $275.3 million at June 30, 2015 from $278.2 million at December 31, 2014. Inventories consist of raw wafers, purchased foundry wafers, work-in-progress and finished units. Our number of days of inventory increased to 152 days for the three months ended June 30, 2015 from 123 days for the three months ended December 31, 2014, primarily due to the impairment of the XSense manufacturing assets of $26.6 million taken during the fourth quarter of 2014 and, to a lesser extent, the decline in revenue during the three months ended June 30, 2015.

Investing Activities

Net cash used in investing activities was $9.7 million and $24.8 million for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, we paid $21.3 million for acquisitions of fixed assets as compared to $25.9 million in the six months ended June 30, 2014. The payment was partially offset by proceeds from sale of the XSense assets of $8.9 million and sales of investments in privately-held companies of $3.8 million.

We anticipate 2015 expenditures for capital purchases to be approximately $45.0 million to be used principally to maintain existing manufacturing operations and improve our information technology systems.

Financing Activities

Net cash used in financing activities was $66.6 million and $86.2 million for the six months ended June 30, 2015 and 2014, respectively. The cash used was primarily related to common stock repurchases of $12.0 million in the six months ended June 30, 2015, compared to $83.5 million in the six months ended June 30, 2014 and tax payments related to shares withheld for vested restricted stock units of $10.0 million for the six months ended June 30, 2015, compared to $10.8 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, we repaid $20.1 million in outstanding principal under the Facility and paid cash dividends aggregating $33.4 million. As of June 30, 2015, we had $197.1 million available for repurchases remaining under our existing stock repurchase program. Proceeds from the issuance of common stock related to exercises of stock options and our employee stock purchase plan totaled $7.8 million and $7.1 million for the six months ended June 30, 2015 and 2014, respectively.

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

During 2015 and in future years, our ability to make necessary capital investments or strategic acquisitions, or to pay cash dividends, will depend on our ability to continue to generate sufficient cash flow from operations and to obtain adequate financing if necessary. We believe we have sufficient working capital to fund our future operations, with $196.4 million in cash and cash equivalents as of June 30, 2015, expected future cash flows from operations and borrowing availability under our credit facility or other financing arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We generally classify securities as available-for-sale, and consequently record them in the Condensed Consolidated Balance Sheets at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our statements of operations through June 30, 2015.

Foreign Currency Risk

The U.S. dollar experienced substantial appreciation against the Euro during the six months ended June 30, 2015. Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. We expect further volatility to affect, and possible further declines in the value of the Euro in 2015. That volatility and those declines, if substantial, may adversely affect our reported revenue and gross margin. Those same decreases may also cause reductions in our operating costs, although those decreases may not fully offset decreases in gross margin.

When we take an order denominated in a foreign currency we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be affected by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, all costs will increase if the local currency strengthens against the dollar. This impact is determined assuming that all foreign currency denominated transactions that occurred for the six months ended June 30, 2015 were recorded using the average foreign currency exchange rates in the six months ended June 30, 2014. We do not use derivative instruments to hedge our foreign currency risk.

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies, primarily Euros, was 18% and 20% of our total net revenue for the three months ended June 30, 2015 and 2014, respectively, and 18% and 22% of our total net revenue for the six months ended June 30, 2015 and 2014, respectively.

Costs denominated in foreign currencies were 20% and 19% of our total costs for the three months ended June 30, 2015 and 2014, respectively, and 19% of our total costs for both the six months ended June 30, 2015 and 2014.

Average exchange rates utilized to translate foreign currency revenue and expenses denominated in Euros were approximately 1.10 and 1.38 Euros to the dollar for the three months ended June 30, 2015 and 2014, respectively, and 1.12 and 1.37 to the dollar for the six months ended June 30, 2015 and 2014, respectively. Our net revenue for the three months ended June 30, 2015 would have been approximately $14.2 million higher had the average exchange rate in the three months ended June 30, 2015 remained the same as the average exchange rate in effect for the three months ended June 30, 2014. Our income from operations would have been approximately $2.5 million higher had the average exchange rate in the three months ended June 30, 2015 remained the same as the average exchange rate in the three months ended June 30, 2014. Our net revenue for the six months ended June 30, 2015 would have been approximately $24.8 million higher had the average exchange rate in the six months ended June 30, 2015 remained the same as the average exchange rate in effect for the six months ended June 30, 2014. Our income from operations for the six months ended June 30, 2015 would have been approximately $4.9 million higher had the average exchange rate in the six months ended June 30, 2015 remained the same as the average exchange rate in the six months ended June 30, 2014.

We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 21% and 18% of our accounts receivable were denominated in foreign currency as of June 30, 2015 and December 31, 2014, respectively.

Similarly, we face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 4% and 5% of our accounts payable were denominated in foreign currencies at June 30, 2015 and December 31, 2014, respectively. We have not historically sought to hedge our foreign currency exposure, although we may determine to do so in the future.

Our most significant currency exposures generally relate to the Euro, Norwegian Krone and British Pound and to a lesser extent, the Chinese Yuan and Malaysian Ringgit. To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within revenue, cost and operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates of the U.S. dollar against each of those currencies would have on our financial statements. A hypothetical weighted-average change of 10% in the exchange rates of all currencies to which we have exposure would have changed our operating income before taxes by approximately $0.3 million for the three months ended June 30, 2015, assuming no offsetting hedge positions. We may experience exposure, over time, to currencies other than those referred to in this paragraph, which may also affect our sensitivity analysis.

There remains ongoing uncertainty regarding the future of the Euro as a common currency and the Eurozone. While we continue to monitor the situation, the elimination of the Euro as a common currency, the withdrawal of member states from the Eurozone, or other events affecting the liquidity, volatility or use of the Euro could have a significant effect on our revenue and operations. In addition, “quantitative easing” undertaken by the European Central Bank, economic uncertainties associated with the financial stability of Greece, and similar economic factors affecting the European Union could cause a further decline in the Euro against the U.S. dollar or could introduce other unusual volatility into the foreign currency markets. As a result of these foreign currency exchange rate fluctuations, it may also be more difficult to detect underlying trends in our business and results of operations. We do not currently maintain a program to hedge transactional exposures in foreign currencies. See "Item 1A - Risk Factors".

Liquidity and Valuation Risk

Approximately $1.1 million of our investment portfolio was invested in an auction-rate security at both June 30, 2015 and December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal proceedings. Our management currently believes, based on information and facts currently known, that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations and statement of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described in Note 8 of Notes to Condensed Consolidated Financial Statements, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows. For more information regarding certain details of these proceedings, see Note 8 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference into this Item. We accrue for losses related to litigation described in Note 8 of Notes to Condensed Consolidated Financial Statements that we consider probable and for which the loss can be reasonably estimated. We make a determination as to when a potential loss is reasonably probable based on relevant accounting literature and then include appropriate disclosure of the contingency. As we continue to monitor litigation matters, whether deemed material as of June 30, 2015 or not, our determination could change, and we may decide, at some future date, to establish an appropriate reserve.

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

OUR REVENUE AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS.

Our future operating results are subject to quarterly variations based upon a variety of factors, many of which are not within our control. As further discussed in this “Risk Factors” section, factors that could affect our operating results include, without limitation:

•
uncertain or unstable global macroeconomic, geo-political and social conditions, including those in Europe (where deflationary pressures and high unemployment continue to exist and concerns about the financial stability of Greece and other members of the European Union continue), the Middle East (where U.S. military action remains ongoing), and Asia (where economic activity in China has slowed and unrest has arisen in Hong Kong).

•
the effect of fluctuations in currency exchange rates, continued political and economic uncertainties within the European Union, or the possible exit of member states (such as Greece) from the European Union;

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

•	compliance with new regulations regarding the use of “conflict minerals” and the resulting potential for increased costs for certain metals used in manufacturing our products resulting therefrom;

•	the capacity constraints of our independent assembly contractors;

•	the effect of intellectual property and other litigation on us and our customers, and our ability to protect our intellectual property rights;

•	the highly competitive nature of our markets and our ability to keep pace with technological change;

•	our dependence on international sales and operations and the added complexity and compliance costs associated therewith;

•	information technology system failures or network disruptions and disruptions caused by our system integration efforts;

•	business interruptions, natural disasters, terrorist acts or similar unforeseen events or circumstances;

•	our ability to maintain relationships with our key customers, the absence of long-term supply contracts with most of our customers, and product liability claims our customers may bring;

•	unanticipated changes to environmental, health and safety regulations or related compliance issues;

•	our dependence on certain key personnel;

•	uneven expense recognition related to our issuance of performance-based restricted stock units or expectations related to cash-based executive incentive plans;

•	the anti-takeover effects of provisions in our certificate of incorporation and bylaws;

•	the unfunded nature of our foreign pension plans;

•	the effect of acquisitions we may undertake, including our ability to effectively integrate acquisitions into our operations;

•	disruptions in the availability of raw materials used in our products;

•	the complexity of our global legal entity structure, the effect of intercompany loans within this structure, and the occurrence and outcome of income tax audits for these entities; and

•	our receipt of economic grants in various jurisdictions, which may require repayment if we are unable to comply with the terms of such grants.

Any unfavorable changes in any of these or other factors could harm our operating results and may result in volatility or a decline in our stock price.

A VOLATILE, OR FALLING, EURO, OR VOLATILITY IN OTHER NON-U.S. CURRENCIES, MAY ADVERSELY AFFECT OUR REVENUE OR OPERATING RESULTS

Although we conduct transactions principally in the U.S. dollar, approximately 18% of our revenue for the three months ended June 30, 2015 were generated in the Euro currency and approximately 20% of our operating expenses for the three months ended June 30, 2015 were incurred in Euro and other non-U.S. currencies. The exchange rate for the Euro against the U.S. dollar declined from 1.22 Euros to the dollar at January 1, 2015 to 1.11 Euros to the dollar at June 30, 2015. “Quantitative easing” undertaken by the European Central Bank, economic uncertainties associated with the financial stability of Greece, and similar economic factors affecting the European Union could cause a further decline in the Euro against the U.S. dollar or could introduce other unusual volatility into the foreign currency markets. Changes in the value of foreign currencies, including, in particular, the Euro, relative to the U.S. dollar can affect our revenue and operating results due to transactional and translational re-measurements that are reflected in our earnings, which are reported in U.S. dollars. A decrease in the value of the Euro against the U.S. dollar may cause a reduction in our reported revenue. That same decrease may also cause a reduction in our operating costs. Decreases in revenue, and decreases in operating costs, resulting from these foreign currency valuation events may not move in lock-step. Variations in the exchange rate of other foreign currencies may have similar effects, although those variations would not currently be expected to have the same significance as changes in the value of the Euro to our company. As a result of these foreign currency exchange rate fluctuations, it may also be more difficult to detect underlying trends in our business and results of operations. Significant volatility in currency exchange rates may also cause our results of operations to differ from our expectations or the expectations of our investors, which could also cause the trading price of our common stock to be adversely affected. We do not currently maintain a program to hedge transactional exposures in foreign currencies. As of the date of this Form 10-Q, we manage our exchange rate risk by matching foreign currency cash balances with expenses accrued in those foreign currencies.

UNCERTAIN OR UNSTABLE GLOBAL MACRO-ECONOMIC, GEO-POLITICAL AND SOCIAL CONDITIONS MAY AFFECT OUR BUSINESS.

Global macro-economic and geo-political conditions affecting the global economy or social order could adversely affect demand for our products and our business prospects from time to time. These conditions could include:

•	slow, uneven economic growth throughout the world;

•
continued uncertainty regarding macroeconomic conditions in Europe (including potential deflationary pressures, continuing high unemployment, the financial stability of Greece and other members of the European Union and possible exits from the European Union) and Asia (including an economic slowdown in China);

•
geo-political events throughout the world, including, for example, in the Middle East (which has witnessed increased military activities in Iraq and Syria, including renewed U.S. involvement) and Eastern Europe (involving Russian and Ukrainian territorial claims); and

•	social unrest or disorder arising from the threat of global pandemics.

OUR REVOLVING CREDIT FACILITY IS SECURED BY SUBSTANTIALLY ALL OF OUR ASSETS AND MAY LIMIT OUR FLEXIBILITY IN OPERATING OUR BUSINESS. A DEFAULT UNDER THE CREDIT FACILITY COULD SIGNIFICANTLY HARM OUR BUSINESS AND FINANCIAL POSITION.

In December 2013, we entered into a five-year senior secured revolving credit facility for up to $300 million with a group of lenders. Our credit facility is secured by substantially all of our assets. It also imposes restrictions that may limit our ability to engage in certain business activities, including limitations on asset sales, mergers and acquisitions, the incurrence of indebtedness and liens, the making of restricted payments or investments and transactions with affiliates. In addition, the credit facility contains customary financial covenants, including a maximum total-leverage ratio, a maximum senior-secured-leverage ratio, and a minimum fixed-charge-coverage ratio. Our ability to comply with these financial covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control. If we breach any of the covenants under our credit facility and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable, which could result in a foreclosure on the assets securing the credit facility, adversely affect our ability to operate our business or otherwise significantly harm our financial position. At June 30, 2015, we had $55 million in outstanding borrowings under the Facility.

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

Disruptions at our own wafer manufacturing facility in Colorado Springs, Colorado could also adversely affect our business. For the six months ended June 30, 2015, we manufactured approximately 60% of our products in our own wafer fabrication facility compared to 56% for the six months ended June 30, 2014. In December 2013, we experienced an incident in the nitrogen plant at that facility, which disrupted manufacturing for several weeks and affected our ability to fully meet demand in the first quarter of 2014. Because we rely on our Colorado facility for a significant percentage of our wafer supply, disruptions of the kind we experienced in December 2013, or others, could have an adverse effect on our business.

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

Sales to distributors accounted for 62% and 59% of our net revenue for the six months ended June 30, 2015 and 2014, respectively. We are dependent on our distributors to supplement our direct marketing and sales efforts. Our agreements with independent distributors can generally be terminated for convenience by either party upon relatively short notice. Generally, these agreements are non-exclusive and also permit our distributors to offer and promote our competitors’ products.

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

In May 2014, the Financial Accounting Standard Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB deferred the effective date of ASU 2014-09 such that it will apply to annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early application is permitted to the original effective date of December 15, 2016, whereby ASU 2014-09 would apply to annual reporting periods beginning December 15, 2016 (including interim reporting periods within those periods). The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. We have not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. Our adoption of ASU 2014-09 and selection of a transition method could have an adverse effect on our revenue reporting.

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

For hardware, software or technology exported from, or otherwise subject to the jurisdiction of, the U.S., we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and U.S. economic and trade sanctions administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”) and other regulatory agencies. Hardware, software and technology exported from, or otherwise subject to the jurisdiction of, other countries may also be subject to non-U.S. laws and regulations governing international trade and exports. Under these laws and regulations, we are responsible for obtaining all necessary licenses and approvals for exports of controlled hardware, software and technology, as well as the provision of technical assistance. In many cases, a determination of the applicable export-control laws and related licensing requirements depends on the design intent of a product, the source and origin of a specific technology, the specific technical contributions made by individuals to that technology, the destination of the product, and other matters of an intensely factual nature. We are also required to obtain all necessary export licenses prior to transferring controlled technology or technical data to non-U.S. persons. The U.S. and the European Union continue to impose sanctions on Russia. The imposition of new sanctions, or changes in the nature of existing sanctions or other embargoes, may affect our ability to deliver products to specified countries from time to time, sometimes with little or no advance warning. In those events, if our products are implicated under newly imposed or modified sanctions, those regulatory or administrative actions could have an adverse effect on our business.

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

Conflict minerals are commonly found in metals used in the manufacture of semiconductors and other products we manufacture. In May 2015, we filed a Report on Form SD to report that our products were “Conflict Free Undeterminable” based on our diligence review. We expect to undertake further diligence of our supply chain in 2016 and beyond to evaluate the use of conflict minerals. Although the implementation of the conflict minerals requirements did not materially affect our business in 2015, there can be no assurance that the costs associated with ongoing compliance will not increase or that the sourcing, availability and pricing of minerals required for use in our products do not increase as a result of these regulations or changes in the supply chain caused by these regulations. In addition, since our supply chain is complex, if we are not, in the future, able to sufficiently verify the origins of these minerals and metals used in our products, our customers could elect to disqualify us as a future supplier, which could negatively affect our business and results of operations.

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

We continue to evaluate existing restructuring accruals related to restructuring plans previously implemented. As a result, there may be additional restructuring charges or reversals or recoveries of previous charges. We may incur additional restructuring and asset impairment charges in connection with additional restructuring plans adopted in the future. Any such restructuring or asset impairment charges recorded in the future could significantly harm our business and operating results. As of June 30, 2015, accrued restructuring charges amounted to $14.8 million, and we expect to substantially complete the cash severance payments in respect of those accruals within the next twenty-four months.

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

OUR MARKETS ARE HIGHLY COMPETITIVE, AND IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY FOR REASONS THAT MAY INCLUDE TECHNOLOGY OR PRODUCT DEVELOPMENT OR INADEQUATE SCALE, WE MAY SUFFER LOSS OF MARKET SHARE OR OTHER ADVERSE FINANCIAL CONSEQUENCES.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.

Our revenue outside the United States accounted for 82% and 86% of our net revenue for the three months ended June 30, 2015 and 2014, respectively, and 82% and 85% of our net revenue for the six months ended June 30, 2015 and 2014, respectively. We expect that revenue derived from international sales will continue to represent a significant portion of net revenue. International sales and operations are subject to a variety of risks, including:

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

We are or recently have been engaged, directly and indirectly through our subsidiaries Atmel Rousset S.A.S. (“Atmel Rousset”) and Atmel B.V., in legal proceedings, in France and in the United States, related to the June 2013 insolvency of the owner of our former manufacturing facility in Rousset, France. Atmel Rousset sold that manufacturing facility, through an arms-length process in June 2010. Nearly 600 former employees of LFoundry Rousset S.A.S. ("LFR") have filed individual labor actions against Atmel Rousset in the labor court in Aix-en-Provence, France (the “Individual Labor Actions”) based on similar allegations to other proceedings, including proceedings that previously were dismissed with prejudice. We believe the claims in the Individual Labor Actions are entirely devoid of merit and specious. Nonetheless, if the LFR employees were successful in their attempt to recover substantial damages against us, payment of those damages, if payment were ever required or if any damages award were ever capable of enforcement, could have a material adverse effect on our results of operations, financial condition and liquidity.

OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY AFFECT OUR CASH POSITION AND OPERATING CAPITAL.

We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The projected benefit obligation totaled $50.8 million at June 30, 2015 and $49.8 million at December 31, 2014. The plans are unfunded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.5 million in 2015 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value of our goodwill may not be recoverable. At June 30, 2015, we had $191.5 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2014 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the three months ended June 30, 2015, pursuant to our Stock Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1 - April 30	—	—	—	$199,992,575
May 1 - May 31	331,492	$8.36	331,492	$197,220,516
June 1 - June 30	13,671	$8.63	13,671	$197,102,515
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

The following Exhibits have been filed with, or incorporated by reference into, this Report:

10.1	Description of Fiscal 2015 Executive Bonus Plan (which is incorporated by reference to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on April 13, 2015).
10.2
Atmel Corporation Amended and Restated Senior Executive Change of Control and Severance Plan (which is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on June 3, 2015).

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

ATMEL CORPORATION (Registrant)

August 5, 2015	/s/ STEVEN LAUB
Steven Laub
President & Chief Executive Officer
(Principal Executive Officer)

August 5, 2015	/s/ STEVE SKAGGS
Steve Skaggs
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

August 5, 2015	/s/ HUGO DE LA TORRE
Hugo De La Torre
Vice President & Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following Exhibits have been filed with, or incorporated by reference into, this Report:

10.1	Description of Fiscal 2015 Executive Bonus Plan (which is incorporated by reference to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on April 13, 2015).
10.2
Atmel Corporation Amended and Restated Senior Executive Change of Control and Severance Plan (which is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on June 3, 2015).

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