Form 10-Q
period 2015-09-30
ATMEL CORP
filed 2015-10-30
CIK 872448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

On October 26, 2015, the Registrant had 420,302,900 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2015

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands, except for per share data)
Net revenue	$286,533	$374,485	$911,174	$1,067,380
Operating expenses
Cost of revenue	153,177	197,642	489,207	589,309
Research and development	55,832	69,917	174,959	209,751
Selling, general and administrative	64,817	65,324	186,812	194,186
Acquisition-related charges	2,390	7,162	10,600	10,287
Restructuring (credits) charges	(584)	840	5,445	(967)
Loss (gain) on sale of assets	427	—	(1,626)	—
Total operating expenses	276,059	340,885	865,397	1,002,566
Income from operations	10,474	33,600	45,777	64,814
Interest and other income (expense), net	55	(4,731)	4,917	(5,856)
Income before income taxes	10,529	28,869	50,694	58,958
Provision for income taxes	(11,134)	(11,619)	(28,526)	(20,306)
Net (loss) income	$(605)	$17,250	$22,168	$38,652
Add: net (income) loss attributable to noncontrolling interest, net of taxes	(9)	—	25	—
Net (loss) income attributable to Atmel	$(614)	$17,250	$22,193	$38,652
Basic net (loss) income per share attributable to Atmel:
Net (loss) income per share	$—	$0.04	$0.05	$0.09
Weighted-average shares used in basic net (loss) income per share calculations	419,293	418,954	418,072	421,791
Diluted net (loss) income per share attributable to Atmel:
Net (loss) income per share	$—	$0.04	$0.05	$0.09
Weighted-average shares used in diluted net (loss)income per share calculations	419,293	420,964	419,482	423,700
Cash dividends declared and paid per share	$0.04	$—	$0.12	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Net (loss) income	$(605)	$17,250	$22,168	$38,652
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,598)	(8,993)	(7,535)	(7,860)
Actuarial losses related to defined benefit pension plans	(573)	(18)	(803)	(56)
Reclassification adjustment from sale of investment	1,376	—	1,376	328
Total other comprehensive loss	(1,795)	(9,011)	(6,962)	(7,588)
Total comprehensive (loss) income	$(2,400)	$8,239	$15,206	$31,064

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
	(in thousands, except for par value)
ASSETS
Current assets
Cash and cash equivalents	$218,741	$206,937
Accounts receivable, net of allowance for doubtful accounts of $5,882 and $5,945, respectively	202,221	222,021
Inventories	267,626	278,242
Prepaids and other current assets	91,620	89,101
Total current assets	780,208	796,301
Fixed assets, net of accumulated depreciation of $1,298,619 and $1,333,103, respectively	139,780	158,281
Goodwill	189,565	191,088
Intangible assets, net of accumulated amortization of $67,396 and $58,471, respectively	41,361	50,286
Other assets	149,984	166,348
Total assets	$1,300,898	$1,362,304
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$72,153	$97,467
Accrued and other liabilities	119,707	139,696
Deferred income on shipments to distributors	52,144	49,059
Current portion of long-term debt	9,367	7,413
Total current liabilities	253,371	293,635
Long-term debt	55,000	75,000
Other long-term liabilities	131,220	123,670
Total liabilities	439,591	492,305
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	—	—
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 420,292 at September 30, 2015 and 416,178 at December 31, 2014, respectively	420	416
Additional paid-in capital	783,097	756,760
Accumulated other comprehensive loss	(15,144)	(8,182)
Retained earnings	89,946	117,992
Total Atmel stockholders’ equity	858,319	866,986
Noncontrolling interest	2,988	3,013
Total stockholders' equity	861,307	869,999
Total liabilities and stockholders’ equity	$1,300,898	$1,362,304

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
	(in thousands)
Cash flows from operating activities
Net income	$22,168	$38,652
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	42,042	43,747
Deferred income taxes	12,768	(4,439)
Write-off of equipment deposit	—	1,730
Realized gain on sales of marketable securities	—	(385)
Gain from foundry arrangements	—	(95)
Realized gain on sales of investments in privately-held companies	(1,317)	—
Gain on sale of assets	(1,998)	—
Curtailment gain	(652)	—
Accretion of interest on long-term debt	1,297	1,313
Share-based compensation expense	38,943	45,812
Excess tax benefit on share-based compensation	(1,326)	(1,441)
Non-cash acquisition-related and other charges, net	(6,052)	(2,333)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	19,877	(7,256)
Inventories	10,773	18,551
Current and other assets	6,171	21,579
Trade accounts payable	(22,817)	12,330
Accrued and other liabilities	(22,523)	(32,050)
Income taxes payable	(3,778)	810
Deferred income on shipments to distributors	3,084	6,094
Net cash provided by operating activities	96,660	142,619
Cash flows from investing activities
Acquisitions of fixed assets	(25,974)	(37,815)
Proceeds from sale of assets	20,421	—
Proceeds from sales of investments in privately-held companies	3,817	—
Sales of marketable securities	—	3,071
Proceeds from sale of fixed assets	770	—
Acquisition of businesses, net of cash acquired	—	(139,580)
Acquisitions of intangible assets	(1,544)	(2,560)
Net cash used in investing activities	(2,510)	(176,884)
Cash flows from financing activities
Proceeds from issuance of debt	—	90,000
Principal repayments on debt	(20,087)	(1,353)
Repurchases of common stock	(11,985)	(108,480)
Payment of dividends	(50,239)	—
Proceeds from issuance of common stock	13,753	13,241
Tax payments related to shares withheld for vested restricted stock units	(14,749)	(15,709)
Excess tax benefit on share-based compensation	1,326	1,441
Net cash used in financing activities	(81,981)	(20,860)
Effect of exchange rate changes on cash and cash equivalents	(365)	(1,869)
Net increase (decrease) in cash and cash equivalents	11,804	(56,994)
Cash and cash equivalents at beginning of the period	206,937	276,881
Cash and cash equivalents at end of the period	$218,741	$219,887

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (the “Company” or “Atmel”) and its subsidiaries as of September 30, 2015 and the results of operations and comprehensive (loss) income for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. All intercompany balances have been eliminated. Because all of the annual disclosures required by U.S. generally accepted accounting principles ("GAAP") are not included, as permitted by the rules of the Securities and Exchange Commission (the “SEC”), these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The December 31, 2014 year-end balance sheet data was derived from the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, or for the entire year.

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

Pending Acquisition of Atmel by Dialog Semiconductor

On September 19, 2015, Atmel entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Dialog Semiconductor plc, a corporation organized under the laws of England and Wales (“Dialog”), and Avengers Acquisition Corporation, a Delaware corporation and a wholly-owned direct subsidiary of Dialog (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will merge with and into Atmel (the “Merger”), with Atmel being the surviving corporation (the “Surviving Corporation”). The Transaction has been unanimously approved by the boards of directors of both companies.

At the effective time of the Merger, each share of Atmel’s common stock, par value $0.001 per share (the “Common Stock”), issued and outstanding immediately prior to the Merger (other than dissenting shares and shares held by Dialog, Merger Sub, Atmel or any of their respective subsidiaries) will be converted into the right to receive (i) 0.112 American Depositary Shares of Dialog (the “ADSs”), with each whole ADS representing one ordinary share of Dialog (each, a “Dialog Share”), (ii) $4.65 in cash, without interest, and (iii) cash in lieu of fractional ADSs as contemplated in the Merger Agreement (the “Merger Consideration”).

The closing of the transaction is subject to a number of conditions specified in the Merger Agreement, including, among others, the adoption of the Merger Agreement by Atmel’s stockholders, the affirmative vote of the holders of a majority of Dialog’s outstanding ordinary shares, regulatory approvals in the United States, Germany and Romania and the effectiveness under the Securities Act of 1933 of a registration statement on Form F-4 to be filed with the SEC by Dialog registering the ADSs in the United States. The consummation of the Merger is not subject to a financing condition. The Merger Agreement may be terminated by either party under conditions expressly specified in the Merger Agreement, and the payment of applicable termination fees of up to $137.3 million to Dialog, or reimbursement of expenses, as contemplated therein.

Dialog has agreed that it will appoint two directors nominated by Atmel to its board of directors concurrent with the closing of the Merger.

The foregoing description of the pending acquisition of Atmel by Dialog, and the transactions contemplated thereby, does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Form 8-K filed by the Company on September 21, 2015, and as the Merger Agreement was amended on September 29, 2015, as reflected in a further Form 8-K filed by the Company on September 30, 2015. The Merger Agreement, as amended, and the related Form 8-Ks, are listed in the Exhibit Table of this filing.

Atmel recorded transaction-related costs of approximately $7.8 million, principally for outside financial advisory, legal, and related fees and expenses associated with the pending acquisition in the three months ended September 30, 2015. These costs were recorded in selling, general and administrative expense included in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2015. Additional transaction-related costs are expected to be incurred through the closing of the Merger.

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

Inventories are comprised of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Raw materials and purchased parts	$10,722	$12,633
Work-in-progress	172,064	192,206
Finished goods	84,840	73,403
	$267,626	$278,242

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

During the nine months ended September 30, 2015, the Company reversed $0.2 million previously accrued in respect of the potential earn-out through a credit to acquisition-related charges in the Condensed Consolidated Statements of Operations as management determined that revenue targets on which the earn-out is based will not likely be met during 2015.
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
The Company expensed $2.5 million of advisory, legal, and consulting fees and other costs directly related to the acquisition, which were recorded as acquisition-related charges in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014. The Company incurred $5.3 million of one-time bonus expense, subject to claw-back and other employment-related terms, for certain employees, which are being recorded ratably through the date on which the bonus is no longer recoverable by the Company. For the three and nine months ended September 30, 2015, the Company recorded $0.2 million and $3.1 million, respectively, of one-time bonus expense as acquisition-related charges and $1.0 million and $4.0 million, respectively, of amortization expense related to identifiable intangible assets in the Condensed Consolidated Statements of Operations.

Note 3 INVESTMENTS

Investments at September 30, 2015 and December 31, 2014 consist of an auction-rate security. For the three months ended September 30, 2015, auctions for the Company's sole auction-rate security continued to fail and as a result this security continues to be illiquid. The Company concluded that the remaining $1.0 million (adjusted cost) of auction-rate security is unlikely to be liquidated within the next twelve months and classified this security as a long-term investment, which is included in other assets in the Condensed Consolidated Balance Sheets. This auction-rate security had a contractual maturity greater than 10 years and totaled $1.0 million (at adjusted cost) as of September 30, 2015.

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

The tables below present the balances of investments measured at fair value on a recurring basis:

	September 30, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$1,282	$1,282	$—	$—

Other assets
Auction-rate security	1,066	—	—	1,066
Investment funds - Deferred compensation plan assets
Institutional money market funds	1,917	1,917	—	—
Fixed income	1,034	1,034	—	—
Marketable equity securities	3,589	3,589	—	—
Total institutional funds - Deferred compensation plan	6,540	6,540	—	—
Total other assets	7,606	6,540	—	1,066
Total	$8,888	$7,822	$—	$1,066

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$1,267	$1,267	$—	$—

Other assets
Auction-rate security	1,066	—	—	1,066
Investment funds - Deferred compensation plan assets
Institutional money market funds	2,039	2,039	—	—
Fixed income	984	984	—	—
Marketable equity securities	3,576	3,576	—	—
Total institutional funds - Deferred compensation plan	6,599	6,599	—	—
Total other assets	7,665	6,599	—	1,066
Total	$8,932	$7,866	$—	$1,066

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

Auction-rate securities are classified within Level 3 because significant assumptions for such securities are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of the Company's total assets as of September 30, 2015 and December 31, 2014.

There were no changes in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2015 and the year ended December 31, 2014. There were no transfers between Level 1 and 2 hierarchies for the three and nine months ended September 30, 2015 and the year ended December 31, 2014.

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
 As of September 30, 2015, after principal repayments, the Company had $55.0 million of outstanding principal borrowings under the Facility and was in compliance with all financial covenants under the Credit Agreement. No principal payments are due until maturity. Interest on the borrowed amounts equals the applicable periodic LIBOR rate, plus 1.25% per annum, and was $0.4 million and $1.1 million for the three and nine months ended September 30, 2015, respectively. The Facility matures on December 6, 2018.

Other Debt Obligations

The Company had short-term debt obligations amounting to $9.4 million and $7.3 million as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, $7.8 million related to an amount previously advanced from a foreign government and the remaining balance of $1.6 million related to a loan owed to a privately-held company in which the Company owned an equity interest until September 23, 2015. The foreign government advance was repaid in full on October 8, 2015.

Note 6 STOCKHOLDERS’ EQUITY

Share-Based Compensation

The following table summarizes share-based compensation, net of the amount capitalized in inventory, included in operating results:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Cost of revenue	$1,560	$1,605	$4,357	$4,892
Research and development	3,418	4,632	10,569	13,744
Selling, general and administrative	7,741	8,680	24,017	27,176
Total share-based compensation expense, before income taxes	12,719	14,917	38,943	45,812
Tax benefit	(2,884)	(3,760)	(8,557)	(10,005)
Total share-based compensation expense, net of income taxes	$9,835	$11,157	$30,386	$35,807

Restricted Stock Units, Employee Stock Purchase Plan and Stock Options

In May 2005, Atmel’s stockholders approved Atmel’s 2005 Stock Plan (as amended, the “2005 Stock Plan”). As of September 30, 2015, 158.0 million shares had been cumulatively authorized for issuance under the 2005 Stock Plan, and 7.9 million shares remained available for issuance without giving effect to any adjustment that may be required by the terms of the 2005 Stock Plan in respect of shares underlying restricted stock or restricted stock units. Under the 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Restricted stock units generally vest on a quarterly basis over a service period of up to four years from the grant date, although restricted stock unit grants to newly-hired employees generally have a one-year cliff vest equal to one-quarter of the total grant. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options		Weighted-
			Exercise	Average
	Available for Grant	Number of Options	Price per Share	Exercise Price per Share
	(in thousands, except for per share data)
Balances, December 31, 2014	13,611	3,059	$2.13-$10.01	$4.57
Restricted stock units issued	(479)	—	—	—
Plan adjustment for restricted stock units issued	(273)	—	—	—
Restricted stock units cancelled	363	—	—	—
Plan adjustment for restricted stock units cancelled	210	—	—	—
Performance-based restricted stock units cancelled	253	—	—	—
Plan adjustment for performance-based restricted stock units cancelled	144	—	—	—
Options cancelled/expired/forfeited	2	(2)	$3.26	$3.26
Options exercised	—	(198)	$2.66-$6.28	$3.51
Balances, March 31, 2015	13,831	2,859	$2.13-$10.01	$4.65
Restricted stock units issued	(446)	—	—	—
Plan adjustment for restricted stock units issued	(254)	—	—	—
Restricted stock units cancelled	432	—	—	—
Plan adjustment for restricted stock units cancelled	250	—	—	—
Performance-based restricted stock units cancelled	87	—	—	—
Plan adjustment for performance-based restricted stock units cancelled	50	—	—	—
Options cancelled/expired/forfeited	—	—	—	$—
Options exercised	—	(387)	$2.13-$6.28	$4.53
Balances, June 30, 2015	13,950	2,472	$2.13-$10.01	$4.67
Restricted stock units issued	(4,204)
Plan adjustment for restricted stock units issued	(2,396)
Restricted stock units cancelled	306
Plan adjustment for restricted stock units cancelled	176
Performance-based restricted stock units cancelled	24
Plan adjustment for performance-based restricted stock units cancelled	14
Options cancelled/expired/forfeited	3	(3)	$4.36-$6.28	$5.00
Options exercised	—	(63)	$2.13-$6.28	$3.81
Balances, September 30, 2015	7,873	2,406	$3.24-$10.01	$4.69
Options vested and expected to vest at September 30, 2015		2,406	$3.24-$10.01	$4.69
Options exercisable at September 30, 2015		2,400	$3.24-$10.01	$4.69

Restricted stock units are granted from the pool of options available for grant. Every share underlying restricted stock, restricted stock units (including performance-based restricted stock units), or stock purchase rights issued on or after May 9, 2013 is counted against the numerical limit for options available for grant as 1.57 shares, as reflected in the table above in the line items for "Plan adjustments", except that restricted stock units (including performance-based restricted stock units), or stock purchase rights issued prior to May 9, 2013 but on or after May 18, 2011, are counted against the numerical limit for options available for grant as 1.61 shares, and restricted stock units (including performance-based restricted stock units), or stock purchase rights issued prior to May 18, 2011 and on or after May 14, 2008, are counted against the numerical limit for options available for grants as 1.78 shares. If shares issued pursuant to any restricted stock, restricted stock unit, and stock purchase right agreements are cancelled, forfeited or repurchased by the Company, the number of shares returned to the 2005 Stock Plan will be multiplied by the same ratios above under which such shares were issued and become available for issuance.

The table set forth above does not include 0.6 million restricted stock units granted in August 2015 as performance-based restricted units since the performance criteria for those performance-based restricted units had not been established as of September 30, 2015. As of September 30, 2015 and subject to the exclusion referred to in the preceding sentence, there were 7.9 million shares available for issuance under the 2005 Stock Plan, or 5.0 million shares after giving effect to the applicable ratios under the 2005 Stock Plan for issuances of restricted stock units, as described above.

Pursuant to the terms of the Merger Agreement, at the effective time of the merger (the “Effective Time”), each outstanding option to acquire shares of Atmel’s common stock, par value $0.001 per share (the “Common Stock”) will, contingent upon the occurrence of the Effective Time, accelerate and become vested in full and, to the extent not exercised prior to the Effective Time, will be automatically “net exercised” immediately prior to the Effective Time, with the exercise price and applicable withholding taxes paid by withholding of shares of Common Stock otherwise issuable to the option holder upon the exercise of the option. Each outstanding restricted stock unit, deferred stock unit, performance-based restricted stock unit or similar right (each such unit or right, an “Atmel Unit”) that is vested but not yet issued, will be converted into the right to receive the Merger Consideration. In addition, each Atmel Unit that is unvested and held by an employee or other service provider of Atmel who will continue to be employed by or provide services to, Dialog or the Surviving Corporation will be converted into equivalent awards in respect of Dialog Shares using a customary exchange ratio. For the performance-based Atmel Units granted with a performance period that was intended to end December 31, 2015 (the “2015 PRSUs”), Atmel’s board of directors determined that 57.0% of the target awards should vest contingent upon, and immediately prior to, the occurrence of the Effective Time, with the remaining 2015 PRSUs being converted into time-based awards that vest through November 15, 2017. In addition, in connection with the Merger, Atmel’s board of directors determined that the Atmel Units granted in August 2015, for which performance criteria had not been established prior to the date of the Merger Agreement, will be converted, contingent upon the occurrence of the Effective Time, into time-based awards vesting through November 15, 2018.

If Dialog determines that the assumption and conversion of an Atmel Unit would violate, in respect of the holder thereof, the applicable laws of a non-U.S. jurisdiction set forth in the Merger Agreement, Dialog may treat such Atmel Unit in a different manner so long as the holder of such Atmel Unit receives the full value of the Merger Consideration (less applicable withholdings) in cash not later than the vesting date originally applicable to such Atmel Unit.

Restricted Stock Units

Activity related to restricted stock units is set forth below:

	Number of Units	Weighted-Average Grant Date Fair Value
	(in thousands, except for per share data)
Balances, December 31, 2014	18,163	$8.40
Restricted stock units issued	479	8.45
Restricted stock units vested	(1,898)	8.43
Restricted stock units cancelled	(363)	7.71
Performance-based restricted stock units cancelled	(253)	7.35
Balances, March 31, 2015	16,128	$8.43
Restricted stock units issued	446	9.45
Restricted stock units vested	(1,483)	8.53
Restricted stock units cancelled	(432)	7.59
Performance-based restricted stock units cancelled	(87)	8.31
Balances, June 30, 2015	14,572	$8.48
Restricted stock units issued	4,204	8.07
Restricted stock units vested	(1,612)	4.17
Restricted stock units cancelled	(306)	8.11
Performance-based restricted stock units cancelled	(24)	8.23
Balances, September 30, 2015	16,834	$8.80

As of September 30, 2015, total unearned share-based compensation related to unvested restricted stock units granted (including performance-based restricted stock units) was approximately $99.2 million, including estimated forfeitures, and is expected to be recognized over a weighted-average period of 2.40 years.

Until restricted stock units are vested, they do not have the voting or dividend participation rights of common stock and the shares underlying such restricted stock units are not considered issued and outstanding. Upon vesting of restricted stock units, shares withheld by the Company to pay taxes are retired.

The table set forth above does not include 0.6 million restricted stock units granted in August 2015 as performance-based restricted units since the performance criteria for those performance-based restricted units had not been established as of September 30, 2015.

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

Performance metrics for the 2015 Plan are based on the Company’s publicly-reported non-GAAP earnings per share growth rate from 2014 to 2015 (calculated for the fiscal years ended 2014 and 2015, respectively) to the adjusted earnings per share growth rates of companies included within the well-established Philadelphia Semiconductor Sector IndexSM ("SOX Index") during the same period. For purposes of the 2015 Plan, “adjusted earnings per share” for the applicable measurement period for any company included within the SOX Index means that company’s non-GAAP earnings per share, as publicly reported by that company (which, in the case of the Company, will be its non-GAAP earnings per share), adjusted to exclude for the measurement period (to the extent such adjustments are publicly disclosed) each of the following: share-based compensation expense; restructuring and impairment charges (credits); loss (gain) on sale; acquisition and divestiture related expenses; intellectual property related settlement charges; non-cash tax expenses; other non-recurring tax items; to make equivalent comparisons between the Company’s non-GAAP earnings per share and the adjusted earnings per share for other companies included within the SOX Index. The Company recorded total share-based compensation expense related to the 2015 Plan of $0.5 million and $2.0 million in the three and nine months ended September 30, 2015, respectively. For the treatment of those performance-based restricted stock units in connection with the Merger, see "Restricted Stock Units, Employee Stock Purchase Plan and Stock Options" above.

For participants who are included within the 2015 Plan at any time after January 1, 2015, awards will be pro-rated to reflect the actual time a participant has been an employee of, or a service provider to, the Company.

On December 17, 2013, the Company adopted the Atmel 2014 Long-Term Performance-Based Incentive Plan (the “2014 Plan”), which ended on December 31, 2014. The Company recorded total share-based compensation expense related to the 2014 Plan of $0.3 million and $1.7 million in the three and nine months ended September 30, 2015, respectively, and $0.7 million and $2.7 million in the three and nine months ended September 30, 2014, respectively.

In August 2015, the Company granted 0.6 million performance-based restricted units for performance periods that will not commence until 2016. The performance criteria for those performance-based restricted units had not been established as of September 30, 2015. For the treatment of those performance-based restricted stock units in connection with the Merger, see "Restricted Stock Units, Employee Stock Purchase Plan and Stock Options" above.

Employee Stock Purchase Plan

         Under the 2010 Employee Stock Purchase Plan (“2010 ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85% of the fair market value of the common stock at the date of commencement of the six-month offering period or 85% of the fair market value on the last day of the offering period. Purchases are limited to 10% of an employee’s eligible compensation subject to a maximum annual employee contribution limit of $25,000 of the market value of the shares (determined at the commencement of each of the six month offering period) per calendar year. There were 0.9 million shares purchased under the 2010 ESPP for each of the three months ended September 30, 2015 and 2014 at an average price per share of $6.64 and $6.73, respectively. There were 1.6 million and 1.7 million shares purchased under the 2010 ESPP for each of the nine months ended September 30, 2015 and 2014 at an average price per share of $6.79 and $6.59, respectively. Of the 25.0 million shares authorized for issuance under the 2010 ESPP, 17.3 million shares were available for issuance at September 30, 2015.

The fair value of each purchase under the 2010 ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option-pricing model. The following assumptions were utilized to determine the fair value of the 2010 ESPP shares:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Risk-free interest rate	0.24%	0.06%	0.16%	0.07%
Expected life (years)	0.50	0.50	0.50	0.50
Expected volatility	30%	30%	33%	31%
Expected dividend yield	1.94%	—%	1.92%	—

The weighted-average fair value per share under the 2010 ESPP for purchase periods beginning in the nine months ended September 30, 2015 and 2014 were $1.50 and $1.65, respectively. Cash proceeds from the issuance of shares under the Company’s 2010 ESPP were $11.1 million and $11.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Pursuant to the terms of the Merger Agreement, the ESPP will be terminated prior to the Effective Time of the Merger.

Common Stock Repurchase Program

Since 2011, Atmel’s Board of Directors has authorized an aggregate of $1.0 billion of funding for the Company’s common stock repurchase program. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of the Company’s cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities. As of September 30, 2015, $197.1 million remained available for the repurchase of common stock under this program.

There were no shares repurchased during the three months ended September 2015. During the nine months ended September 30, 2015, Atmel repurchased 1.4 million shares of its common stock in the open market at an average repurchase price of $8.27 per share excluding commission, and subsequently retired those shares. During the three and nine months ended September 30, 2014, Atmel repurchased 2.9 million and 13.4 million shares, respectively, of its common stock in the open market at an average repurchase price of $8.50 and $8.09 per share, respectively, excluding commission, and subsequently retired those shares. Excluding commission, common stock and additional paid-in capital were reduced by $12.0 million for the nine months ended September 30, 2015, and $25.0 million and $108.5 million for the three and nine months ended September 30, 2014, respectively, as a result of the stock repurchases.

Pursuant to the terms of the Merger Agreement, the Company is not permitted to repurchase any further shares of common stock.

Dividends

On September 24, 2015, the Company paid a cash dividend of $0.04 per common share, the aggregate cost of which was $16.8 million. During the nine months ended September 30, 2015, the Company paid cash dividends of $0.12 per common share, the aggregate cost of which was $50.2 million.

Pursuant to the terms of the Merger Agreement, the Company is not permitted to declare or pay any further dividends.

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

	Foreign currency translation adjustments	Defined benefit pension plans	Change in unrealized loss on investments	Total
	(in thousands)
Balance as of December 31, 2014	$1,053	$(8,462)	$(773)	$(8,182)
Other comprehensive (loss) gain	(7,535)	(803)	1,376	(6,962)
Balance as of September 30, 2015	$(6,482)	$(9,265)	$603	$(15,144)

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

Purchase Commitments

As of September 30, 2015, the Company, or its subsidiaries, had certain non-cancellable commitments which were not included in the Condensed Consolidated Balance Sheets. These include outstanding capital purchase commitments of approximately $1.5 million and wafer purchase commitments of approximately $18.2 million.

Contingencies

Legal Proceedings

The Company is party to various legal proceedings. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations and statements of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described below or other legal proceedings that were not deemed material as of September 30, 2015, there exists the possibility of a material adverse effect on the Company's financial position, results of operations and cash flows. The Company has accrued for losses related to litigation that it considers probable and for which the loss can be reasonably estimated. In the event that a probable loss cannot be reasonably estimated, it has not accrued for such losses. Management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. As the Company continues to monitor litigation matters, whether deemed material as of September 30, 2015 or not, its determination could change, and the Company may decide, at some future date, to establish an appropriate reserve.

Dialog Deal Stockholder Litigation. On September 20, 2015, the Company announced that it had entered into a definitive merger agreement with Dialog Semiconductor plc (“Dialog”) under which Dialog, subject to customary conditions, would acquire all of the outstanding shares of the Company (the “Transaction”). Following that announcement, three putative class actions were filed in courts in Delaware and California against the Company and/or its Directors, Dialog and Avengers Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of Dialog. The complaints purport to be brought on behalf of all similarly situated Company stockholders and generally allege that the members of the Company’s Board of Directors breached their fiduciary duties to stockholders by approving the Transaction for inadequate consideration, entering into a merger agreement containing preclusive deal protection devices, and failing to take steps to maximize the value to be paid to stockholders. The complaints also assert claims against Dialog, Merger Sub and/or the Company for allegedly aiding and abetting these alleged breaches of fiduciary duties. The complaints seek preliminary and permanent injunctions against the completion of the Transaction or rescission in the event the Transaction has already been completed, or, alternatively, damages in favor of the plaintiffs and the class. The Company and its Directors believe the claims are without merit, and intend to contest them vigorously.

Southern District of New York Action by LFoundry Rousset (“LFR”) and LFR Employees. On March 4, 2014, LFR and Jean-Yves Guerrini, on behalf of himself and a putative class of LFR employees, filed an action in the United States District Court for the Southern District of New York (the "District Court") against the Company, our French subsidiary, Atmel Rousset S.A.S. (“Atmel Rousset”) and LFoundry GmbH (“LF”), LFR’s German parent. The case purports to relate to Atmel Rousset’s June 2010 sale of its wafer manufacturing facility in Rousset, France to LF, and LFR’s subsequent insolvency more than three years later. The Company and Atmel Rousset moved to dismiss the case on numerous grounds - a motion the District Court granted on July 21, 2015. As a result, the District Court dismissed the case on August 21, 2015. Plaintiffs are appealing the dismissal.

Individual Labor Actions by former LFR Employees. Nearly 600 former employees of LFR have filed individual labor actions against Atmel Rousset in a French labor court. As of September 30, 2015, the claimants had not yet provided the legal arguments underpinning their claims, although management believes each will argue that Atmel Rousset, together with LFR, was their co-employer. Atmel Rousset believes each of these actions is entirely devoid of merit and based substantially on the same specious arguments that the Paris Commercial Court summarily rejected in 2014 in related proceedings. Atmel Rousset therefore intends to defend vigorously each of these claims.

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
The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands, except for percentages)
Income before income taxes	$10,529	$28,869	$50,694	$58,958
Provision for income taxes	$(11,134)	$(11,619)	$(28,526)	$(20,306)
Effective tax rate	105.75%	40.25%	56.27%	34.44%
For the three and nine months ended September 30, 2015, the Company’s effective tax rate was higher than the U.S statutory federal income tax rate of 35%, primarily due to a decrease of profits in jurisdictions with lower tax rates, discrete interest charges related to uncertain tax positions, gain on the sale of certain capital assets, nondeductible costs associated with the pending acquisition, and the cumulative impact of a higher annual effective tax rate.
For the three and nine months ended September 30, 2014, the significant components of the tax provision related to jurisdictions that experienced operating profits. The Company’s effective tax rate for the nine months ended September 30, 2014 was lower than the statutory federal income tax rate of 35%, primarily due to income recognized in lower tax jurisdictions.
At September 30, 2015 and December 31, 2014, the Company had $87.4 million and $88.1 million of unrecognized tax benefits, respectively, which, if recognized, would affect the effective tax rate.
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

The aggregate net pension expense relating to these two plans are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Service costs	$282	$383	$880	$1,165
Interest costs	310	378	954	1,151
Amortization of actuarial loss	175	18	501	56
Net pension period cost	$767	$779	$2,335	$2,372

The Company’s net pension period cost for 2015 is expected to be approximately $3.4 million. Cash funding for benefits paid was $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively. The Company expects total contributions to these plans to be approximately $0.5 million in 2015.

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

Operating segments are defined by the products they design and sell. They do not sell to each other. The Company’s net revenue and segment income (loss) from operations for each reportable segment is as follows:

Information about Reportable Segments

	Micro- Controller	Nonvolatile Memory	Automotive	Multi-Market and Other	Total
	(in thousands)
Three months ended September 30, 2015
Net revenue from external customers	$201,061	$34,188	$34,158	$17,126	$286,533
Segment income from operations	$21,712	$2,782	$5,473	$6,264	$36,231
Three months ended September 30, 2014
Net revenue from external customers	$264,432	$46,908	$37,273	$25,872	$374,485
Segment income from operations	$36,996	$11,329	$5,689	$850	$54,864

Nine months ended September 30, 2015
Net revenue from external customers	$624,850	$121,089	$107,119	$58,116	$911,174
Segment income from operations	$56,620	$24,520	$14,868	$16,107	$112,115
Nine months ended September 30, 2014
Net revenue from external customers	$754,348	$122,739	$114,238	$76,055	$1,067,380
Segment income (loss) from operations	$86,148	$24,413	$15,727	$(608)	$125,680

The Company's primary products are semiconductor integrated circuits, which constitute a group of similar products. Therefore, it is impracticable to differentiate the revenue from external customers for each product sold. The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.

Reconciliation of Segment Information to Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Total segment income from operations	$36,231	$54,864	$112,115	$125,680
Unallocated amounts:
Share-based compensation expense	(12,719)	(14,917)	(38,943)	(45,812)
Gain (loss) from manufacturing facility damage and shutdown	—	3,571	—	(3,485)
Acquisition-related charges	(2,390)	(7,162)	(10,600)	(10,287)
French building underutilization	(500)	(822)	(714)	(3,284)
Restructuring credit (charges)	584	(840)	(5,445)	967
(Loss) gain related to foundry arrangements	(2,487)	454	(4,444)	2,583
Fair value adjustments to inventory from businesses acquired	—	(1,548)	—	(1,548)
(Loss) gain on sale of assets	(427)	—	1,626	—
Merger expenses and other	(7,818)	—	(7,818)	—
Consolidated income from operations	$10,474	$33,600	$45,777	$64,814

Geographic sources of revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
China, including Hong Kong	$93,481	$115,442	$286,489	$322,724
United States	49,113	58,969	160,582	162,227
Germany	41,335	51,279	123,880	161,018
South Korea	16,561	31,157	62,641	94,089
Japan	11,254	10,062	39,170	24,463
Singapore	9,073	15,208	28,412	43,445
Taiwan	6,480	21,566	26,930	51,495
France	3,224	3,618	11,775	9,407
Rest of Europe	28,671	34,300	87,410	108,104
Rest of Asia-Pacific	20,459	26,080	63,155	71,862
Rest of the World	6,882	6,804	20,730	18,546
Total net revenue	$286,533	$374,485	$911,174	$1,067,380

Net revenue is attributed to regions based on ship-to locations.

The Company had one distributor that accounted for 18% of net revenue in the three months ended September 30, 2015. The Company had one distributor that accounted for 18% of net revenue in the nine months ended September 30, 2015. No end customer accounted for 10% or more of net revenue in the three and nine months ended September 30, 2015 and 2014. The Company had one distributor that accounted for 15% of net revenue in the three months ended September 30, 2014. The Company had two distributors that accounted for 16% and 10%, respectively, of net revenue in the nine months ended September 30, 2014.

Two distributors accounted for 19% and 13%, respectively, of accounts receivable at September 30, 2015 and no end customer accounted for 10% or more of accounts receivable at September 30, 2015. Three distributors accounted for 15%, 12% and 11%, respectively, of accounts receivable at September 30, 2014 and no end customer accounted for 10% or more of accounts receivable at September 30, 2014.

Physical locations of tangible long-lived assets were as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
United States	$85,049	$92,466
Philippines	57,579	56,094
Germany	8,300	17,920
France	11,125	13,714
Rest of Asia-Pacific	16,954	20,237
Rest of Europe	5,095	5,854
Total	$184,102	$206,285

Excluded from the table above are auction-rate securities of $1.1 million at September 30, 2015 and December 31, 2014, which are included in other assets on the Condensed Consolidated Balance Sheets. Also excluded from the table above as of September 30, 2015 and December 31, 2014 is goodwill of $189.6 million and $191.1 million, respectively, intangible assets, net, of $41.4 million and $50.3 million, respectively, and deferred income tax assets of $104.6 million and $117.3 million, respectively.

Note 12 SALE OF ASSETS

Sale of Heilbronn Real Estate

On September 23, 2015, the Company completed the sale to an unrelated party of its real estate holdings in Heilbronn, Germany and its equity interest in a privately-held company that provides facilities services for the tenants at that property for a total of $11.5 million. The Company also entered into an agreement to lease back a portion of the office space for a three-year period. The total gain of $3.1 million was reduced by Atmel’s proportionate share of the investee’s equity adjustments for other comprehensive loss of $2.1 million upon discontinuation of the equity investment. A portion of the gain equivalent to the present value of the minimum lease payments associated with the sale-leaseback transaction of $1.1 million will be recognized as a reduction to rent expense over the three-year lease term. During the three months ended September 30, 2015, the Company recognized $0.2 million of loss on sale of assets included in the Condensed Consolidated Statement of Operations.

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

The fair value of the patent license revenue to be received from the licensee over the term of the arrangement was determined using an income approach and an assumed discount rate of 40%. The present value of the patent license agreement is reduced over the initial five-year term of the patent license agreement and recognized as royalty revenue over that term. During the three and nine months ended September 30, 2015, the Company recognized $0.7 million and $1.2 million of royalty revenue, respectively, and during the nine months ended September 30, 2015, the Company recognized $2.2 million of gain on sale of assets included in the Condensed Consolidated Statement of Operations.

Note 13 RESTRUCTURING CHARGES

The following table summarizes the activity related to the accrual for restructuring charges detailed by event:

	Q2'10	Q2'12	Q1'13	Q3'13	Q3'14	Q4'14	Q1'15	Q2'15	Total
	(in thousands)
Balance at January 1, 2015 - Restructuring Accrual	$281	$19	$3,988	$9	$920	$14,508	$—	$—	$19,725
(Credits) charges – Employee termination costs, net of change in estimate	—	—	(49)	—	488	6	702	—	1,147
Non-cash - Other	—	—	—	—	(175)	(6)	—	—	(181)
Payments – Employee termination costs	—	—	(524)	—	(540)	(14)	(196)	—	(1,274)
Foreign exchange gain	—	—	(31)	—	(59)	(1)	(7)	—	(98)
Balance at March 31, 2015 - Restructuring Accrual	$281	$19	$3,384	$9	$634	$14,493	$499	$—	$19,319
(Credits) charges – Employee termination costs, net of change in estimate	—	(210)	(153)	(9)	1,651	899	2,006	698	4,882
Non-cash - Other	—	—	—	—	(213)	(4)	—	—	(217)
Refunds (payments) - Employee termination costs	—	229	(196)	—	(1,064)	(4,287)	(2,508)	(25)	(7,851)
Foreign exchange loss (gain)	—	—	271	—	—	(1,616)	3	—	(1,342)
Balance at June 30, 2015 - Restructuring Accrual	$281	$38	$3,306	$—	$1,008	$9,485	$—	$673	$14,791
(Credits) charges – Employee termination costs, net of change in estimate	—	—	—	—	(166)	(432)	—	14	(584)
Non-cash – Other	—	—	—	—	840	(10)	—	174	1,004
Payments - Employee termination costs	—	—	(582)	—	(1,646)	(1,543)	—	(628)	(4,399)
Foreign exchange loss (gain)	—	—	32	—	—	(86)	—	—	(54)
Balance at September 30, 2015 - Restructuring Accrual	$281	$38	$2,756	$—	$36	$7,414	$—	$233	$10,758

The Company records restructuring liabilities related to workforce reductions when the accounting recognition criteria are met and consistent with management's approval and commitment to the restructuring plans in each particular quarter. The restructuring plans identify the number of employees to be terminated, job classifications and functions, location and the date the plan is expected to be completed. As of September 30, 2015, the Company expects the majority of the remaining employee termination costs and facility exit costs to be paid by the end of fiscal 2016.

2015 Restructuring Charges

Restructuring charges recorded in 2015 were related to workforce reductions, primarily in the U.S., in connection with the Company's decision to exit the XSense business and workforce reductions and other costs in connection with the Company's decision to shut down an assembly operations plant in the Philippines. These actions, which are consistent with management's approval of the restructuring plan and the communication to affected employees, were intended to align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. The Company also recorded additional restructuring charges related to workforce reductions in France in 2015. During the three months ended September 30, 2015, the Company recorded restructuring credits of $0.6 million primarily due to pension curtailment gain upon termination of employees affected by the Philippines restructuring, and gain on sale of certain equipment located in the Philippines, which were offset by employee termination costs. The restructuring charges recorded during the nine months ended September 30, 2015 were $5.4 million.

All employees affected by the Philippines restructuring ceased active service as of September 30, 2015.

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

Note 14 NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO ATMEL COMMON STOCKHOLDERS

A reconciliation of the numerator and denominator of basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands, except per share data)
Net (loss) income attributable to Atmel	$(614)	$17,250	$22,193	$38,652

Weighted-average shares - basic	419,293	418,954	418,072	421,791
Dilutive effect of incremental shares and share equivalents	—	2,010	1,410	1,909
Weighted-average shares - diluted	419,293	420,964	419,482	423,700
Net (loss) income per share:
Basic
Net (loss) income per share attributable to Atmel common stockholders - basic	$—	$0.04	$0.05	$0.09
Diluted
Net (loss) income per share attributable to Atmel common stockholders - diluted	$—	$0.04	$0.05	$0.09

The following table summarizes securities that were not included in the “Weighted-average shares - diluted” used for calculation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Employee stock options and restricted stock units outstanding	4,535	4,167	5,414	5,381

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

OVERVIEW

We are one of the world’s leading suppliers of general purpose microcontrollers, which are self-contained computers-on-a-chip. This product focus has enabled us to develop and maintain a diversified, global customer base that incorporates our semiconductors into industrial products, automotive systems, digital consumer products, mobile computing devices, communications networks, and other electronics in which our products provide embedded processing and critical interface functions. Leveraging our microcontroller technology and experience integrating silicon and firmware, we deliver market leading “capacitive touch” solutions for mobile, industrial, consumer and automotive markets. Our cryptographic products offer highly secure solutions for reliable device protection and authentication. These products also enable secure storage of sensitive and confidential information and trusted identification of devices for the Internet of Things (loT) across wired and wireless networks.

We offer one of the market’s most complete, compelling and easy-to-use product portfolios for the IoT where smart, connected devices allow electronic systems to seamlessly and securely communicate and share information and provide the underpinnings for new and enhanced industrial, consumer and automotive applications. Our solutions are utilized in smart home, factory automation, automotive, mobile and the wearables sectors, which represent among the highest growth opportunities for the semiconductor industry.

We are also a leading supplier of automobile access and networking solutions. Our car access products comprise keyless entry solutions for passive entry/go systems, key fob electronics, car side receiver products and immobilizer functionality. These automobile networking products incorporate the latest industry standards and include stand-alone and integrated LIN and CAN transceiver solutions.

In addition, we design and sell semiconductor products that complement our general microcontroller business, including nonvolatile memory, radio frequency and mixed-signal components and application specific integrated circuits. Our expansive product portfolio, sold through our global distribution channels to a broad customer base, has allowed us to target market segments in which we expect semiconductor content to continue to increase in the future.

Pending Acquisition of Atmel by Dialog

On September 19, 2015, we entered into an Agreement and Plan of Merger, as amended on September 29, 2015, with Dialog Semiconductor Plc, and a Dialog subsidiary, under which Dialog intends to acquire Atmel. We currently expect the transaction, subject to the satisfaction or waiver of customary closing conditions, to close in the first quarter of 2016. See Note 1 of Notes to Condensed Consolidated Financial Statements for further information regarding this transaction.

The pending transaction with Dialog may have significant effects on us, including, among others, deferrals, delays or cancellation of purchase orders by our customers and the significant diversion of management and employee attention from ordinary course matters. For a more extensive discussion of those and other possible effects, see “Risk Factors.”

Sales of Assets

On September 23, 2015, we completed the sale to an unrelated party of our real estate holdings in Heilbronn, Germany and our equity interest in a privately-held company that provides facilities services for the tenants at that property. See Note 12 of Notes to Condensed Consolidated Financial Statements for a further discussion.

On April 16, 2015, in a further effort to focus on our core business, we completed the sale of our XSense manufacturing assets and separately licensed to the buyer our XSense intellectual property assets, which we retained. See Note 12 of Notes to Condensed Consolidated Financial Statements for a further discussion.

RESULTS OF OPERATIONS

	Three Months Ended				Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	(in thousands, except for percentage of net revenue)
Net revenue	$286,533	100%	$374,485	100%	$911,174	100%	$1,067,380	100%
Gross margin	133,356	47%	176,843	47%	421,967	46%	478,071	45%
Research and development	55,832	19%	69,917	19%	174,959	19%	209,751	20%
Selling, general and administrative	64,817	23%	65,324	17%	186,812	21%	194,186	18%
Acquisition-related charges	2,390	1%	7,162	2%	10,600	1%	10,287	1%
Restructuring (credits) charges	(584)	—%	840	—%	5,445	1%	(967)	—%
Loss (gain) on sale of assets	427	—%	—	—%	(1,626)	—%	—	—%
Income from operations	10,474	4%	$33,600	9%	45,777	5%	$64,814	6%

Net Revenue

Our net revenue totaled $286.5 million for the three months ended September 30, 2015, a decrease of 23%, or $88.0 million, from $374.5 million in net revenue for the three months ended September 30, 2014. Our net revenue totaled $911.2 million for the nine months ended September 30, 2015, a decrease of 15%, or $156.2 million, from $1,067.4 million in net revenue for the nine months ended September 30, 2014. Our revenue for the three and nine months ended September 30, 2015 was lower than the three and nine months ended September 30, 2014 due principally to the adverse effects of foreign currency translation associated with the decline of the Euro against the U.S. dollar, reduced revenue related to our end-of-life legacy products, commodity sensor hub and touch controller products sold to the mobile end market, and products included within our Multi-Market and Other segment.

Net Revenue — By Operating Segment

Our net revenue by operating segment is summarized as follows:

	Three Months Ended
	September 30, 2015	September 30, 2014	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$201,061	$264,432	$(63,371)	(24)%
Nonvolatile Memory	34,188	46,908	(12,720)	(27)%
Automotive	34,158	37,273	(3,115)	(8)%
Multi-Market and Other	17,126	25,872	(8,746)	(34)%
Total net revenue	$286,533	$374,485	$(87,952)	(23)%

	Nine Months Ended
	September 30, 2015	September 30, 2014	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$624,850	$754,348	$(129,498)	(17)%
Nonvolatile Memory	121,089	122,739	(1,650)	(1)%
Automotive	107,119	114,238	(7,119)	(6)%
Multi-Market and Other	58,116	76,055	(17,939)	(24)%
Total net revenue	$911,174	$1,067,380	$(156,206)	(15)%

Microcontroller

Microcontroller segment net revenue decreased 24% to $201.1 million for the three months ended September 30, 2015 compared to $264.4 million for the three months ended September 30, 2014. Microcontroller segment net revenue decreased 17% to $624.9 million for the nine months ended September 30, 2015 compared to $754.3 million for the nine months ended September 30, 2014. Microcontroller net revenue represented 70% and 69% of total net revenue for the three and nine months ended September 30, 2015, respectively. Microcontroller net revenue represented 71% of total net revenue for each of the three and nine months ended September 30, 2014, respectively. Revenue decreased primarily as a result of the adverse effect of foreign currency translation associated with the decline of the Euro against the U.S. dollar, reduced revenue related to our end-of-life legacy products, commodity sensor hub and touch controller products sold to the mobile end market.

Nonvolatile Memory

Nonvolatile Memory segment net revenue decreased 27% to $34.2 million for the three months ended September 30, 2015 compared to $46.9 million for the three months ended September 30, 2014. Nonvolatile Memory segment net revenue decreased 1% to $121.1 million for the nine months ended September 30, 2015 compared to $122.7 million for the nine months ended September 30, 2014. The decrease was principally due to a decline in revenue from standard memory products, which was partially offset by stronger demand for secure cryptographic products.

Automotive

Automotive segment net revenue decreased 8% to $34.2 million for the three months ended September 30, 2015 compared to $37.3 million for the three months ended September 30, 2014. Automotive segment net revenue decreased 6% to $107.1 million for the nine months ended September 30, 2015 compared to $114.2 million for the nine months ended September 30, 2014. This decrease was primarily related to the adverse effect of foreign currency translation associated with the decline of the Euro against the U.S. dollar and reduced revenue related to our end-of-life legacy products, partially offset by an increase in demand for our RF automotive products, including in-vehicle networking products.

Multi-Market and Other

Multi-Market and Other segment net revenue decreased 34% to $17.1 million for the three months ended September 30, 2015 compared to $25.9 million for the three months ended September 30, 2014. Multi-Market and Other segment net revenue decreased 24% to $58.1 million for the nine months ended September 30, 2015 compared to $76.1 million for the nine months ended September 30, 2014. The decrease resulted primarily from a decline in our Aerospace business, the adverse effect of foreign currency translation associated with the decline of the Euro against the U.S. dollar and the exit of our XSense business. On April 16, 2015, we completed the sale of our XSense manufacturing assets and the related license of our XSense intellectual property assets, which have been included in this reporting segment. See Note 12 of Notes to Condensed Consolidated Financial Statements for further discussion.
Net Revenue by Geographic Area
Our net revenue by geographic area for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, is summarized in the table below. Revenue is attributed to regions based on the location to which we ship products, which may differ from the region to which products are ultimately sold and invoiced. See Note 11 of Notes to Condensed Consolidated Financial Statements for further discussion.

	Three Months Ended
	September 30, 2015	September 30, 2014	Change	% Change
	(in thousands, except for percentages)
Asia	$157,308	$219,515	$(62,207)	(28)%
Europe	73,230	89,197	(15,967)	(18)%
United States	49,113	58,969	(9,856)	(17)%
Other*	6,882	6,804	78	1%
Total net revenue	$286,533	$374,485	$(87,952)	(23)%

	Nine Months Ended
	September 30, 2015	September 30, 2014	Change	% Change
	(in thousands, except for percentages)
Asia	$506,797	$608,078	$(101,281)	(17)%
Europe	223,065	278,529	(55,464)	(20)%
United States	160,582	162,227	(1,645)	(1)%
Other*	20,730	18,546	2,184	12%
Total net revenue	$911,174	$1,067,380	$(156,206)	(15)%
________________________________________
* Primarily includes South Africa, and Central and South America

Net revenue outside the United States accounted for 83% and 82% of our net revenue for the three and nine months ended September 30, 2015, respectively, and 84% and 85% of our net revenue for the three and nine months ended September 30, 2014, respectively.

Our net revenue in Asia decreased by $62.2 million, or 28%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Net revenue in Asia decreased $101.3 million, or 17%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The change for both the three and nine months ended September 30, 2015 resulted primarily from a decline in revenue from the mobile and consumer end markets. Net revenue for the Asia region was 55% and 56% of total net revenue for the three and nine months ended September 30, 2015, respectively, compared to 59% and 57% of total net revenue for the three and nine months ended September 30, 2014, respectively.

Our net revenue in Europe decreased by $16.0 million, or 18% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Net revenue in Europe decreased $55.5 million, or 20%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The revenue decreases in both the three and nine months ended September 30, 2015 resulted primarily from adverse movements of the Euro against the U.S. dollar exchange rate and declining demand in the industrial end market. Net revenue for the Europe region was 26% and 24% of total net revenue for the three and nine months ended September 30, 2015, respectively, compared to 24% and 26% of total net revenue for the three and nine months ended September 30, 2014, respectively.

Our net revenue in the United States decreased by $9.9 million, or 17%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Net revenue in the United States decreased by $1.6 million, or 1%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The revenue decreases in the three months ended September 30, 2015 were primarily due to decreased demand in the industrial and consumer end markets. The revenue decreases in the nine months ended September 30, 2015 were primarily due to decreased demand in the industrial end market, partially offset by increased demand in the consumer and communication end markets. Net revenue for the U.S. region was 17% and 18% of total net revenue for the three and nine months ended September 30, 2015, respectively, compared to 16% and 15% of total net revenue for the three and nine months ended September 30, 2014, respectively.

Revenue and Costs — Impact from Changes to Foreign Exchange Rates

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies, primarily Euros, were 19% of our total net revenue for each of the three months ended September 30, 2015 and 2014, and 18% and 21% of our total net revenue for the nine months ended September 30, 2015 and 2014, respectively.

Costs denominated in foreign currencies were 19% and 17% of our total costs for the three months ended September 30, 2015 and 2014, respectively, and 19% and 18% of our total costs for the nine months ended September 30, 2015 and 2014.

Average exchange rates utilized to translate foreign currency revenue and expenses denominated in Euros were approximately 1.11 and 1.35 Euros to the dollar for the three months ended September 30, 2015 and 2014, respectively, and 1.12 and 1.36 Euros to the dollar for the nine months ended September 30, 2015 and 2014, respectively.

Our net revenue for the three months ended September 30, 2015 would have been approximately $11.2 million higher had the average exchange rate in the three months ended September 30, 2015 remained the same as the average exchange rate in effect for the three months ended September 30, 2014. Our income from operations for the three months ended September 30, 2015 would have been approximately $0.3 million lower had the average exchange rate in the three months ended September 30, 2015 remained the same as the average exchange rate in the three months ended September 30, 2014.

Our net revenue for the nine months ended September 30, 2015 would have been approximately $36.0 million higher had the average exchange rate in the nine months ended September 30, 2015 remained the same as the average exchange rate in effect for the nine months ended September 30, 2014. Our income from operations for the nine months ended September 30, 2015 would have been approximately $4.6 million higher had the average exchange rate in the nine months ended September 30, 2015 remained the same as the average exchange rate in the nine months ended September 30, 2014.

The exchange rate for the Euro against the U.S. dollar declined from 1.22 Euros to the dollar at January 1, 2015 to 1.11 Euros to the dollar at September 30, 2015. “Quantitative easing” undertaken by the European Central Bank, economic uncertainties associated with the financial stability of Greece, and similar economic factors affecting the European Union could cause a further decline in the Euro against the U.S. dollar or could introduce other unusual volatility into the foreign currency markets. As a result of these foreign currency exchange rate fluctuations, it may also be more difficult to detect underlying trends in our business and results of operations. We do not currently maintain a program to hedge transactional exposures in foreign currencies. See "Item 1A - Risk Factors".

Gross Margin

Gross margin was 46.5% and 46.3% for the three and nine months ended September 30, 2015, respectively, compared to 47.2% and 44.8% for the three and nine months ended September 30, 2014, respectively. The quarter over quarter reduction in gross margin was primarily due to the adverse effect of foreign currency translation associated with the decline of the Euro against the U.S. dollar and reduced production volumes partially offset by manufacturing cost improvements and improved margins on new products. The year to date improvement in gross margin, compared to the same period in 2014, was driven by improved margin on new products, a $7.1 million loss related to the manufacturing facility damage and unplanned shutdown at our Colorado Springs plant that occurred in December 2013 and continued into early 2014, and manufacturing cost improvements.

Inventory decreased to $267.6 million at September 30, 2015 from $278.2 million at December 31, 2014, primarily due to lower builds in response to lower customer demand although the number of days of inventory increased to 159 days from 123 days, respectively.

For the nine months ended September 30, 2015, we manufactured approximately 61% of our products in our own wafer fabrication facility compared to 57% for the nine months ended September 30, 2014.

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

Research and Development

Research and development ("R&D") expenses decreased 20%, or $14.1 million, to $55.8 million for the three months ended September 30, 2015 from $69.9 million for the three months ended September 30, 2014. R&D expenses decreased 17%, or $34.8 million, to $175.0 million for the nine months ended September 30, 2015 from $209.8 million for the nine months ended September 30, 2014. R&D expenses decreased, compared to the same period in 2014, primarily due to a reduction in XSense R&D expense, favorable exchange rate movements and enhanced cost controls. As a percentage of net revenue, R&D expenses totaled 19% for each of the three and nine months ended September 30, 2015, compared to 19% and 20% for the three and nine months ended September 30, 2014, respectively.

We believe that continued strategic investments in R&D, primarily related to new product development are essential for us to remain competitive in the markets we serve.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses decreased 1%, or $0.5 million, to $64.8 million for the three months ended September 30, 2015 from $65.3 million for the three months ended September 30, 2014. SG&A expenses decreased 4%, or $7.4 million, to $186.8 million for the nine months ended September 30, 2015 from $194.2 million for the nine months ended September 30, 2014. SG&A expenses decreased, compared to the same period in 2014, primarily due to exchange rate movements, partially offset by the merger-related expense of $7.8 million associated with our pending acquisition by Dialog. As a percentage of net revenue, SG&A expenses totaled 23% and 21% for the three and nine months ended September 30, 2015, respectively, compared to 17% and 18% for the three and nine months ended September 30, 2014, respectively.

Share-Based Compensation

We primarily issue restricted stock units to our employees as equity compensation. Employees may also participate in an Employee Stock Purchase Program ("ESPP") that offers the ability to purchase stock through payroll withholdings at a discount to the market price. We did not issue stock options to our employees as equity compensation during the three and nine months ended September 30, 2015 and 2014. Share-based compensation expense for any stock options and ESPP shares is based on the fair value of the award at the measurement date (grant date). The compensation amount for those options is calculated using a Black-Scholes option valuation model.

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

Under the Atmel 2015 Long-Term Performance-Based Incentive Plan, we recorded total share-based compensation expense of $0.5 million and $2.0 million for the three and nine months ended September 30, 2015, respectively.

Under the Atmel 2014 Long-Term Performance-Based Incentive Plan, we recorded total share-based compensation expense of $0.3 million and $1.7 million for the three and nine months ended September 30, 2015, respectively, and $0.7 million and $2.7 million in the three and nine months ended September 30, 2014, respectively.

Acquisition-Related Charges

We recorded total acquisition-related charges of $2.4 million and $10.6 million for the three and nine months ended September 30, 2015, respectively, compared to $7.2 million and $10.3 million for the three and nine months ended September 30, 2014, respectively. Acquisition-related charges decreased period-over-period primarily due to one-time bonus expense and advisory, legal and consulting fees incurred with the acquisition of Newport Media, Inc. ("NMI") during the quarter ended September 31, 2014.

Included in those acquisition-related charges is amortization of $2.2 million and $3.3 million for the three months ended September 30, 2015 and 2014, respectively, and $7.5 million and $5.9 million for the nine months ended September 30, 2015 and 2014, respectively, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog. We estimate that charges related to amortization of intangible assets will be approximately $2.0 million for the remainder of 2015.

We also recorded other compensation related charges for these acquisitions of $0.2 million and $3.1 million for the three and nine months ended September 30, 2015, respectively, and $1.1 million and $1.6 million for the three and nine months ended September 30, 2014, respectively.

Restructuring Charges

See Note 13 of Notes to Condensed Consolidated Financial Statements for the summary of activity related to the accrual for restructuring charges detailed by event.

We record restructuring liabilities related to workforce reductions when the accounting recognition criteria are met and consistent with management's approval and commitment to the restructuring plans in each particular quarter. The restructuring plans identify the number of employees to be terminated, job classifications and functions, location and the date the plan is expected to be completed. As of September 30, 2015, we expect the majority of the remaining employee termination costs and facility exit costs to be paid by the end of fiscal 2016.

2015 Restructuring Charges

Restructuring charges recorded in 2015 related to workforce reductions, primarily in the U.S., in connection with our decision to exit the XSense business and workforce reductions and other costs in connection with our decision to shut down an assembly operations plant in the Philippines. These actions, which are consistent with management's approval of the restructuring plan and the communication to affected employees, were intended to align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. We also recorded additional restructuring charges related to workforce reductions in France. During the three months ended September 30, 2015, the Company recorded restructuring credits of $0.6 million primarily due to pension curtailment gain upon termination of employees affected by the Philippines restructuring, and gain on sale of certain equipment located in the Philippines, which were offset by employee termination costs. The restructuring charges recorded during the nine months ended September 30, 2015 were $5.4 million.

All employees affected by the Philippines restructuring ceased active service as of September 30, 2015.

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

Interest and Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Interest and other income (expense)	$322	$(1,796)	$1,800	$(1,706)
Interest expense	(803)	(731)	(2,155)	(1,722)
Foreign exchange transaction gains (losses)	536	(2,204)	5,272	(2,428)
Total	$55	$(4,731)	$4,917	$(5,856)

Interest and other income (expense), net, resulted in income of $0.06 million and $4.9 million for the three and nine months ended September 30, 2015, respectively, compared to expense of $4.7 million and $5.9 million for the three and nine months ended September 30, 2014, respectively, primarily due to gain on sale of investment in privately-held companies of $1.3 million during the second quarter of 2015 and higher net foreign exchange gains in 2015. Included in interest and other expense, net, was our proportionate share of losses from an investment in a privately-held company that provides facilities services to our site in Heilbronn, Germany; these losses were accounted for under the equity method and equaled $1.8 million and $2.1 million for the three and nine months ended September 30, 2014, respectively. We sold our equity interest in the privately-held company during the third quarter of 2015. See Note 12 of Notes to Condensed Consolidated Financial Statements for further discussion. We continue to have balance sheet exposures in foreign currencies subject to exchange rate fluctuations and may incur further gains or losses in the future as a result of such foreign exchange exposures.

Gain on Sale of Assets

Sale of Heilbronn Real Estate

On September 23, 2015, we completed the sale to an unrelated party of our real estate holdings in Heilbronn, Germany and our equity interest in a privately-held company that provides facilities services for the tenants at that property for a total of $11.5 million. We also entered into an agreement to lease back a portion of the office space for a three-year period. The total gain of $3.1 million was reduced by our proportionate share of the investee’s equity adjustments for other comprehensive income of $2.1 million upon discontinuation of the equity investment. A portion of the gain equivalent to the present value of the minimum lease payments associated with the sale-leaseback transaction of $1.1 million will be recognized as a reduction to rent expense over the three-year lease term. During the three months ended September 30, 2015, we recognized $0.2 million of loss on sale of assets included in the Condensed Consolidated Statement of Operations.

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

Provision for Income Taxes
For the three and nine months ended September 30, 2015, we recorded an income tax provision of $11.1 million and $28.5 million, respectively. For the three and nine months ended September 30, 2014, we recorded an income tax provision of $11.6 million and $20.3 million, respectively. For the three and nine months ended September 30, 2015, our effective tax rate was higher than the U.S. statutory federal income tax rate of 35%, primarily due to a decrease of profit in jurisdictions with lower tax rates, discrete interest charges related to uncertain tax positions, gain on the sale of certain capital assets, nondeductible costs associated with the pending acquisition, and the cumulative impact of a higher annual effective tax rate. For the three and nine months ended September 30, 2014, the significant components of the tax provision were from operations in jurisdictions with operating profits. The Company’s effective tax rate for the nine months ended September 30, 2014 was lower than the statutory federal income tax rate of 35%, primarily due to income recognized in lower tax jurisdictions.
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

Liquidity and Capital Resources

At September 30, 2015, we had $218.7 million of cash and cash equivalents, compared to $206.9 million at December 31, 2014. The fluctuation in cash balances results primarily from the timing of vendor payables and customer receivables, capital purchases of fixed assets, payment of cash dividends, principal repayments under our credit facility, common stock repurchases, and tax payments related to vested restricted stock units. For the nine months ended September 30, 2015, the increase in cash and cash equivalents resulted primarily from decreases in common stock repurchases and capital purchases of fixed assets which were offset by timing of vendor payables. Our current asset to liability ratio, calculated as total current assets divided by total current liabilities, was 3.08 at September 30, 2015 compared to 2.71 at December 31, 2014. Working capital, calculated as total current assets less total current liabilities, increased to $526.8 million at September 30, 2015, compared to $502.7 million at December 31, 2014. Cash provided by operating activities was $96.7 million for the nine months ended September 30, 2015 compared to cash provided by operating activities of $142.6 million for the nine months ended September 30, 2014, and capital expenditures totaled $26.0 million and $37.8 million for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, of the $218.7 million aggregate cash and cash equivalents held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $187.0 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

Senior Secured Revolving Credit Facility

On December 6, 2013, we entered into a five-year $300.0 million, senior secured revolving credit facility. As of September 30, 2015, after principal repayments, we had $55.0 million of outstanding principal borrowings and $245.0 million available under the Facility and we were in compliance with all financial covenants under the Credit Agreement. No principal payments are due until maturity. Interest on the borrowed amount equals the applicable periodic LIBOR rate, plus 1.25% per annum, and was $0.4 million and $1.1 million for the three and nine months ended September 30, 2015. The Facility matures on December 6, 2018. We do not expect to make any further repayments of principal pending completion of our Merger with Dialog.

Other Debt Obligations

Our short-term debt obligations amounted to $9.4 million and $7.3 million as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, $7.8 million related to an amount previously advanced from a foreign government and the remaining balance of $1.6 million related to a loan owed to a privately-held company in which the Company owned an equity interest until September 23, 2015. The foreign government advance was repaid in full on October 8, 2015.

Operating Activities

Net cash provided by operating activities was $96.7 million for the nine months ended September 30, 2015, compared to net cash provided by operating activities of $142.6 million for the nine months ended September 30, 2014. Net cash provided by operating activities for the nine months ended September 30, 2015 was determined primarily by adjusting net income of $22.2 million for non-cash depreciation and amortization charges of $42.0 million, and share-based compensation charges of $38.9 million.

Accounts receivable decreased by 9% or $19.8 million to $202.2 million at September 30, 2015, from $222.0 million at December 31, 2014. The average number of days of accounts receivable outstanding increased to 64 days for the three months ended September 30, 2015 compared to 58 days for the three months ended December 31, 2014, primarily due to greater shipments in the last month of the quarter ended September 30, 2015 in comparison to the last month of the quarter ended December 31, 2014.

Inventories decreased to $267.6 million at September 30, 2015 from $278.2 million at December 31, 2014. Inventories consist of raw wafers, purchased foundry wafers, work-in-progress and finished units. Our number of days of inventory increased to 159 days for the three months ended September 30, 2015 from 123 days for the three months ended December 31, 2014, primarily due to the impairment of the XSense manufacturing assets of $26.6 million taken during the fourth quarter of 2014 and, to a lesser extent, the decline in revenue during the three months ended September 30, 2015.

Trade accounts payable and accrued and other current liabilities decreased by 19% or $45.3 million to $191.9 million at September 30, 2015 from $237.2 million at December 31, 2014 primarily due to lower expenditures for capital purchases and enhanced cost controls.

Investing Activities

Net cash used in investing activities was $2.5 million and $176.9 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in cash used in investing activities period-over-period was primarily due to cash paid of $139.6 million for the acquisition of NMI during the quarter ended September 30, 2014. For the nine months ended September 30, 2015, we paid $26.0 million for acquisitions of fixed assets as compared to $37.8 million in the nine months ended September 30, 2014. The payment was partially offset by proceeds from the sale of Heilbronn Real Estate of $11.5 million, sale of the XSense assets of $8.9 million, and sales of investments in privately-held companies of $3.8 million.

We anticipate 2015 expenditures for capital purchases to be approximately $35.0 million to be used principally to maintain existing manufacturing operations and improve our information technology systems.

Financing Activities

Net cash used in financing activities was $82.0 million and $20.9 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in cash used in financing activities period-over-period was primarily due to the borrowing of $90.0 million under the Facility to assist with the acquisition of NMI during the quarter ended September 30, 2014. The cash used was primarily related to common stock repurchases of $12.0 million in the nine months ended September 30, 2015, compared to $108.5 million in the nine months ended September 30, 2014, cash dividends aggregating $50.2 million and principal repayments under the Facility of $20.1 million. Tax payments related to shares withheld for vested restricted stock units of $14.7 million compared to $15.7 million for the nine months ended September 30, 2015 and 2014, respectively. Proceeds from the issuance of common stock related to exercises of stock options and our employee stock purchase plan totaled $13.8 million and $13.2 million for the nine months ended September 30, 2015 and 2014, respectively.

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

During 2015 and in future years, our ability to make necessary capital investments or strategic acquisitions, or to pay cash dividends, will depend on our ability to continue to generate sufficient cash flow from operations and to obtain adequate financing if necessary. We believe we have sufficient working capital to fund our future operations, with $218.7 million in cash and cash equivalents as of September 30, 2015, expected future cash flows from operations and borrowing availability under our credit facility or other financing arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We generally classify securities as available-for-sale, and consequently record them in the Condensed Consolidated Balance Sheets at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our statements of operations through September 30, 2015.

Foreign Currency Risk

The U.S. dollar experienced substantial appreciation against the Euro during the nine months ended September 30, 2015. Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. We expect further volatility to affect, and possible further declines in the value of the Euro in 2015. That volatility and those declines, if substantial, may adversely affect our reported revenue and gross margin. Those same decreases may also cause reductions in our operating costs, although those decreases may not fully offset decreases in gross margin.

When we take an order denominated in a foreign currency we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be affected by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, all costs will increase if the local currency strengthens against the dollar. This impact is determined assuming that all foreign currency denominated transactions that occurred for the nine months ended September 30, 2015 were recorded using the average foreign currency exchange rates in the nine months ended September 30, 2014. We do not use derivative instruments to hedge our foreign currency risk.

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies, primarily Euros, was 19% of our total net revenue for each of the three months ended September 30, 2015 and 2014, and 18% and 21% of our total net revenue for the nine months ended September 30, 2015 and 2014, respectively.

Costs denominated in foreign currencies were 19% and 17% of our total costs for the three months ended September 30, 2015 and 2014, respectively, and 19% and 18% of our total costs for the nine months ended September 30, 2015 and 2014, respectively.

Average exchange rates utilized to translate foreign currency revenue and expenses denominated in Euros were approximately 1.11 and 1.35 Euros to the dollar for the three months ended September 30, 2015 and 2014, respectively, and 1.12 and 1.36 to the dollar for the nine months ended September 30, 2015 and 2014, respectively. Our net revenue for the three months ended September 30, 2015 would have been approximately $11.2 million higher had the average exchange rate in the three months ended September 30, 2015 remained the same as the average exchange rate in effect for the three months ended September 30,

2014. Our income from operations would have been approximately $0.3 million lower had the average exchange rate in the three months ended September 30, 2015 remained the same as the average exchange rate in the three months ended September 30, 2014. Our net revenue for the nine months ended September 30, 2015 would have been approximately $36.0 million higher had the average exchange rate in the nine months ended September 30, 2015 remained the same as the average exchange rate in effect for the nine months ended September 30, 2014. Our income from operations for the nine months ended September 30, 2015 would have been approximately $4.6 million higher had the average exchange rate in the nine months ended September 30, 2015 remained the same as the average exchange rate in the nine months ended September 30, 2014.

We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 20% and 18% of our accounts receivable were denominated in foreign currency as of September 30, 2015 and December 31, 2014, respectively.

Similarly, we face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 4% and 5% of our accounts payable were denominated in foreign currencies at September 30, 2015 and December 31, 2014, respectively. We have not historically sought to hedge our foreign currency exposure, although we may determine to do so in the future.

Our most significant currency exposures generally relate to the Euro, Norwegian Krone and British Pound and to a lesser extent, the Chinese Yuan and Malaysian Ringgit. To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within revenue, cost and operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates of the U.S. dollar against each of those currencies would have on our financial statements. A hypothetical weighted-average change of 10% in the exchange rates of all currencies to which we have exposure would have changed our operating income before taxes by approximately $0.6 million for the three months ended September 30, 2015, assuming no offsetting hedge positions. We may experience exposure, over time, to currencies other than those referred to in this paragraph, which may also affect our sensitivity analysis.

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

Liquidity and Valuation Risk

Approximately $1.1 million of our investment portfolio was invested in an auction-rate security at both September 30, 2015 and December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal proceedings. Our management currently believes, based on information and facts currently known, that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations and statement of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described in Note 8 of Notes to Condensed Consolidated Financial Statements, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows. For more information regarding certain details of these proceedings, see Note 8 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference into this Item. We accrue for losses related to litigation described in Note 8 of Notes to Condensed Consolidated Financial Statements that we consider probable and for which the loss can be reasonably estimated. We make a determination as to when a potential loss is reasonably probable based on relevant accounting literature and then include appropriate disclosure of the contingency. As we continue to monitor litigation matters, whether deemed material as of September 30, 2015 or not, our determination could change, and we may decide, at some future date, to establish an appropriate reserve.

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

THE ANNOUNCEMENT AND PENDENCY OF OUR AGREEMENT TO BE ACQUIRED BY DIALOG MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND OUR STOCK PRICE.

Our pending acquisition by Dialog could have an adverse effect on our revenue in the near term if our customers delay, defer or cancel purchases pending completion of the Merger. While we are attempting to address this risk through communications with our customers, current and prospective customers may be reluctant to purchase our products due to uncertainty about the direction of our product offerings and the support and service of our products after the Merger is consummated. Additionally, we are subject to additional risks in connection with the announcement and pendency of the Merger, including:

•	the pendency and outcome of any legal proceedings that have been or may be instituted against us, our directors and others relating to the transactions contemplated by the Merger Agreement;

•	potential adverse effects on our relationships with our current suppliers and other business partners, or those with which we are seeking to establish business relationships;

•
the restrictions imposed on our business and operations under the Merger Agreement, which may prevent us from pursuing opportunities without Dialog’s approval or taking other actions, whether in the form of dividend payments, stock repurchases, restructurings, asset dispositions or otherwise, that we might have undertaken in the absence of this transaction;

•	that we may forego opportunities we might otherwise have pursued absent the Merger Agreement;

•
potential adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger; and

•	the significant diversion of our employees’ and management’s attention resulting from the transactions contemplated by the Merger Agreement.

THE FAILURE OF OUR PENDING ACQUISITION BY DIALOG TO BE COMPLETED MAY ADVERSELY AFFECT OUR BUSINESS AND OUR STOCK PRICE.

Each of our and Dialog’s obligation to consummate the Merger is subject to a number of conditions specified in the Merger Agreement, including the following: (i) adoption of the Merger Agreement by Atmel’s stockholders; (ii) affirmative vote of the holders of a majority of Dialog’s outstanding ordinary shares present at a meeting,; (iii) approval for listing on either The NASDAQ Stock Market or the New York Stock Exchange of the ADSs to be issued in the Merger, and written confirmation from the Frankfurt Stock Exchange that it will admit the Dialog Shares underlying the ADSs to trading on the FSE immediately upon issuance of the Dialog Shares; (iv) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 and receipt of antitrust clearances in Germany and Romania; (v) approval of the Merger by the Committee on Foreign Investment in the United States; (vi) absence of laws, orders, judgments and injunctions that enjoin or otherwise prohibit consummation of the Merger or any proceedings instituted by a governmental entity with competent jurisdiction seeking any of the foregoing; (vii) effectiveness under the Securities Act of 1933 of the Form F-4 registration statement to be filed with the U.S. Securities and Exchange Commission (the “SEC”) by Dialog and related registration statements; (viii) subject to certain materiality related standards contained in the Merger Agreement, the accuracy of representations and warranties of Atmel and Dialog and material compliance by Atmel and Dialog with their respective covenants contained in the Merger Agreement; and (ix) the absence of a material adverse effect with respect to the other party. There can be no assurance that these conditions to the completion of the transaction will be satisfied in a timely manner or at all.
If the transaction is not completed, our stock price could fall to the extent that our current price reflects an assumption that the acquisition will be completed. Furthermore, if the acquisition is not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:

•	we could be required to pay a termination fee of up to $137.3 million to Dialog under circumstances as described in the Merger Agreement;

•	we would have incurred significant costs in connection with the acquisition that we would be unable to recover;

•	we may be subject to legal proceedings related to the acquisition;

•	the failure of the acquisition to be consummated may result in adverse publicity and a negative impression of us in the investment community;

•
any disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, vendors and employees, may continue or intensify in the event the Merger is not consummated;

•
our Chief Executive Officer announced his retirement prior to the execution of the Merger Agreement; if we did not complete the transaction with Dialog, we would need to recruit and hire a new Chief Executive Officer, which would lead to further uncertainty about our business and strategy;

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and

•	we may experience employee departures.

LITIGATION AGAINST DIALOG AND US, OR THE MEMBERS OF OUR BOARD OF DIRECTORS, COULD PREVENT OR DELAY THE COMPLETION OF THE TRANSACTION OR RESULT IN THE PAYMENT OF DAMAGES FOLLOWING COMPLETION OF THE TRANSACTION.

Following the announcement on September 20, 2015 of the execution of the Merger Agreement, putative stockholder class action complaints were filed by purported stockholders of the Company. As of October 29, 2015, we had received the following complaints: (i) Kevin Crosby, et al. v. Atmel Corporation, et al., Case No. 11564, filed on October 2, 2015 (Court of Chancery of the State of Delaware); (ii) Craig Martin, et al. v. Steven A. Laub, et al., Case No. 11576, filed on October 5, 2015 (Court of Chancery of the State of Delaware); and (iii) Bill Tsantes et al. v. Atmel Corporation, et al., Case No. 115CV286958, filed on October 16, 2015 (Superior Court of the State of California, County of Santa Clara). The complaints purport to be brought on behalf of all similarly situated Company stockholders and generally allege that the members of our Board of Directors breached their fiduciary duties to our stockholders by approving the Merger for inadequate consideration, entering into a merger agreement containing preclusive deal protection devices, and failing to take steps to maximize the value to be paid to stockholders. The complaints also assert claims against Dialog, Merger Sub and/or the Company for allegedly aiding and abetting these alleged breaches of fiduciary duties. The complaints seek preliminary and permanent injunctions against the completion of the Merger or rescission in the event the Merger has already been completed, or, alternatively, damages in favor of the plaintiffs and the class. While we believe the claims asserted by the plaintiffs to be without merit, the results of these legal proceedings are difficult to predict, and could delay or prevent the Merger from becoming effective in a timely manner. The existence of litigation relating to the Merger could affect the likelihood of obtaining the required approvals from either our or Dialog’s stockholders. Moreover, any future additional litigation could be time consuming and expensive, could divert our management’s attention away from their regular business and, if any lawsuit is adversely resolved against either Dialog, us or members of our Board of Directors (each of whom we are required to indemnify pursuant to indemnification agreements), could have a material adverse effect on our financial condition. One of the conditions to the completion of the Merger is that no governmental entity having jurisdiction over Dialog or us shall have issued an order, decree or ruling or taken any other action enjoining or otherwise prohibiting the completion of the Merger substantially on the terms contemplated by the Merger Agreement, that no law shall have been enacted or promulgated by any such governmental entity that makes the completion of the Merger illegal and that no such governmental entity shall have instituted proceedings seeking any such law or order. Consequently, if a settlement or other resolution is not reached in any lawsuit referenced above and a claimant secures injunctive or other relief prohibiting, delaying or otherwise adversely affecting Dialog’s and/or our ability to complete the Merger on the terms contemplated by the Merger Agreement, then such injunctive or other relief may prevent the Merger from becoming effective in a timely manner or at all.
THE MERGER AGREEMENT CONTAINS CUSTOMARY PROVISIONS THAT MAY LIMIT OUR ABILITY TO PURSUE ALTERNATIVE PROPOSALS, WHICH COULD DISCOURAGE ALTERNATIVE PROPOSALS FROM COMPETING BIDDERS AND/OR REQUIRE US TO PAY A TERMINATION FEE TO DIALOG.

The Merger Agreement contains customary provisions that generally prevent us from pursuing alternative sale proposals, subject to exceptions set forth in the Merger Agreement relating to the receipt of unsolicited offers, and we could be required to pay a termination fee of up to $137.3 million to Dialog under circumstances described in the Merger Agreement. These provisions could discourage an interested third-party bidder from making an alternative proposal to acquire us, even if that party were willing to pay a higher price to our stockholders. If the Merger Agreement is terminated, we may not be able to negotiate an alternative transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement, if at all.
ANY DELAY IN COMPLETING THE MERGER MAY SIGNIFICANTLY REDUCE THE BENEFITS EXPECTED TO BE OBTAINED FROM THE MERGER.

In addition to the required regulatory clearances and approvals described above under “The failure of our pending acquisition by Dialog to be completed may adversely affect our business and our stock price,” the Merger is subject to a number of other conditions described in the Merger Agreement that are beyond our control. We cannot predict whether and when these conditions, and the other required regulatory clearances and approvals will be satisfied. Any delay in completing the Merger within the expected timeframe may significantly reduce the synergies and other benefits that we expect to achieve as a result of the Merger.

OUR REVENUE AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS.

Our future operating results are subject to quarterly variations based upon a variety of factors, many of which are not within our control. As further discussed in this “Risk Factors” section, factors that could affect our operating results include, without limitation:

•
uncertain or unstable global macroeconomic, geo-political and social conditions, including those in Europe (where deflationary pressures and high unemployment continue to exist and concerns about the financial stability of Greece and other members of the European Union continue), the Middle East (where U.S. military action remains ongoing and Russian intervention in Syria has occurred), and Asia (where economic activity in China has slowed).

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

•	compliance with regulations regarding the use of “conflict minerals” and the resulting potential for increased costs for certain metals used in manufacturing our products resulting therefrom;

•	the capacity constraints of our independent assembly contractors;

•	the effect of intellectual property and other litigation on us and our customers, and our ability to protect our intellectual property rights;

•	the highly competitive nature of our markets and our ability to keep pace with technological change;

•	our dependence on international sales and operations and the added complexity and compliance costs associated therewith;

•	information technology system failures or network disruptions and disruptions caused by our system integration efforts;

•	business interruptions, natural disasters, terrorist acts or similar unforeseen events or circumstances;

•	our ability to maintain relationships with our key customers, the absence of long-term supply contracts with most of our customers, and product liability claims our customers may bring;

•	unanticipated changes to environmental, health and safety regulations or related compliance issues;

•	our dependence on certain key personnel;

•	uneven expense recognition related to our issuance of performance-based restricted stock units or expectations related to cash-based executive incentive plans;

•	the anti-takeover effects of provisions in our certificate of incorporation and bylaws;

•	the unfunded nature of our foreign pension plans;

•	the effect of acquisitions we may undertake, including our ability to effectively integrate acquisitions into our operations;

•	disruptions in the availability of raw materials used in our products;

•	the complexity of our global legal entity structure, the effect of intercompany loans within this structure, and the occurrence and outcome of income tax audits for these entities; and

•	our receipt of economic grants in various jurisdictions, which may require repayment if we are unable to comply with the terms of such grants.

Any unfavorable changes in any of these or other factors could harm our operating results and may result in volatility or a decline in our stock price.

A VOLATILE, OR FALLING, EURO, OR VOLATILITY IN OTHER NON-U.S. CURRENCIES, MAY ADVERSELY AFFECT OUR REVENUE OR OPERATING RESULTS

Although we conduct transactions principally in the U.S. dollar, approximately 19% of our revenue for the three months ended September 30, 2015 were generated in the Euro currency and approximately 19% of our operating expenses for the three months ended September 30, 2015 were incurred in Euro and other non-U.S. currencies. The exchange rate for the Euro against the U.S. dollar declined from 1.22 Euros to the dollar at January 1, 2015 to 1.12 Euros to the dollar at September 30, 2015. “Quantitative easing” undertaken by the European Central Bank, economic uncertainties associated with the financial stability of Greece, and similar economic factors affecting the European Union could cause a further decline in the Euro against the U.S. dollar or could introduce other unusual volatility into the foreign currency markets. Changes in the value of foreign currencies, including, in particular, the Euro, relative to the U.S. dollar can affect our revenue and operating results due to transactional and translational re-measurements that are reflected in our earnings, which are reported in U.S. dollars. A decrease in the value of the Euro against the U.S. dollar may cause a reduction in our reported revenue. That same decrease may also cause a reduction in our operating costs. Decreases in revenue, and decreases in operating costs, resulting from these foreign currency valuation events may not move in lock-step. Variations in the exchange rate of other foreign currencies may have similar effects, although those variations would not currently be expected to have the same significance as changes in the value of the Euro to our company. As a result of these foreign currency exchange rate fluctuations, it may also be more difficult to detect underlying trends in our business and results of operations. Significant volatility in currency exchange rates may also cause our results of operations to differ from our expectations or the expectations of our investors, which could also cause the trading price of our common stock to be adversely affected. We do not currently maintain a program to hedge transactional exposures in foreign currencies. As of the date of this Form 10-Q, we manage our exchange rate risk by matching foreign currency cash balances with expenses accrued in those foreign currencies.

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

•
geo-political events throughout the world, including, for example, in the Middle East (which has witnessed increased military activities in Iraq and Syria, including renewed U.S. involvement and Russian intervention) and Eastern Europe (involving Russian and Ukrainian territorial claims); and

•	social unrest or disorder arising from the threat of global pandemics.

OUR REVOLVING CREDIT FACILITY IS SECURED BY SUBSTANTIALLY ALL OF OUR ASSETS AND MAY LIMIT OUR FLEXIBILITY IN OPERATING OUR BUSINESS. A DEFAULT UNDER THE CREDIT FACILITY COULD SIGNIFICANTLY HARM OUR BUSINESS AND FINANCIAL POSITION.

In December 2013, we entered into a five-year senior secured revolving credit facility for up to $300 million with a group of lenders. Our credit facility is secured by substantially all of our assets. It also imposes restrictions that may limit our ability to engage in certain business activities, including limitations on asset sales, mergers and acquisitions, the incurrence of indebtedness and liens, the making of restricted payments or investments and transactions with affiliates. In addition, the credit facility contains customary financial covenants, including a maximum total-leverage ratio, a maximum senior-secured-leverage ratio, and a minimum fixed-charge-coverage ratio. Our ability to comply with these financial covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control. If we breach any of the covenants under our credit facility and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable, which could result in a foreclosure on the assets securing the credit facility, adversely affect our ability to operate our business or otherwise significantly harm our financial position. At September 30, 2015, we had $55 million in outstanding borrowings under the Facility.

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

For the nine months ended September 30, 2015, we manufactured approximately 61% of our products in our own wafer fabrication facility compared to 57% for the nine months ended September 30, 2014. Disruptions at our own wafer manufacturing facility in Colorado Springs, Colorado could also adversely affect our business. For example, in December 2013, we experienced an incident in the nitrogen plant at that facility, which disrupted manufacturing for several weeks and affected our ability to fully meet demand in the first quarter of 2014. Because we rely on our Colorado facility for a significant percentage of our wafer supply, disruptions of the kind we experienced in December 2013, or others, could have an adverse effect on our business.

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

We attempt to mitigate these risks by qualifying multiple foundry subcontractors. However, there can be no guarantee that this or any other mitigation strategy will eliminate or significantly reduce these risks. Additionally, since most independent foundries are located in foreign countries, we are subject to risks generally associated with contracting with foreign manufacturers, including currency exchange fluctuations, political and economic instability, trade restrictions, changes in tariff and freight rates, and import and export regulations. Accordingly, we may experience problems maintaining expected timelines and the adequacy or quality of product deliveries, any of which could have a material adverse effect on our results of operations.

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

Sales to distributors accounted for 63% and 59% of our net revenue for the nine months ended September 30, 2015 and 2014, respectively. We are dependent on our distributors to supplement our direct marketing and sales efforts. Our agreements with independent distributors can generally be terminated for convenience by either party upon relatively short notice. Generally, these agreements are non-exclusive and also permit our distributors to offer and promote our competitors’ products.

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

We are also subject to complex laws that seek to regulate the payment of bribes or other forms of compensation to foreign officials or persons affiliated with companies or organizations in which foreign governments may own an interest or exercise control. The U.S. Foreign Corrupt Practices Act requires U.S. companies to comply with an extensive legal framework to prevent bribery of foreign officials. The laws are complex and require that we closely monitor local practices of our overseas offices and distributors. The United States Department of Justice has recently heightened enforcement of these laws. In addition, other countries continue to implement similar laws that may have extraterritorial effect. The United Kingdom, for example, where we have operations, has enacted the U.K. Bribery Act, which could impose significant oversight obligations on us and could be applicable to our operations outside of the United Kingdom. The costs for complying with these and similar laws may be substantial and could reasonably be expected to require significant management time and focus. Any violation of these or similar laws, intentional or unintentional, could have a material adverse effect on our business, financial condition or results of operations. See also “Compliance With Regulations Regarding the Use of ‘Conflict Minerals’ Requires Us to Incur Additional Oversight Expense and Could Limit the Supply and Increase the Cost of Certain Metals Used in Manufacturing Our Products.”

COMPLIANCE WITH REGULATIONS REGARDING THE USE OF "CONFLICT MINERALS" REQUIRES US TO INCUR ADDITIONAL OVERSIGHT EXPENSE AND COULD LIMIT THE SUPPLY AND INCREASE THE COST OF CERTAIN METALS USED IN MANUFACTURING OUR PRODUCTS.

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

We continue to evaluate existing restructuring accruals related to restructuring plans previously implemented. As a result, there may be additional restructuring charges or reversals or recoveries of previous charges. We may incur additional restructuring and asset impairment charges in connection with additional restructuring plans adopted in the future. Any such restructuring or asset impairment charges recorded in the future could significantly harm our business and operating results. As of September 30, 2015, accrued restructuring charges amounted to $10.8 million, and we expect to substantially complete the cash severance payments in respect of those accruals within the next twenty-four months.

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

IF WE ARE UNABLE TO PROTECT OR ASSERT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE HARMED.

Our future success will depend, in part, upon our ability to protect and assert our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. It is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our proprietary technologies and processes, despite our efforts to protect them, which would affect the value of our intellectual property rights.

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

We operate in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as Cypress, Freescale, Fujitsu, Hitachi, Infineon, Intel, Microchip, Nordic Semiconductor, NXP Semiconductors, ON Semiconductor, Renesas, Samsung, Silicon Laboratories, STMicroelectronics, Synaptics, and Texas Instruments. Many of these competitors have substantially greater financial, technical, marketing and management resources than we do. Since the beginning of 2014, we have also seen a significant increase in mergers and acquisitions within the semiconductor industry, including, for example, large acquisitions announced by Cypress, Infineon and NXP Semiconductors. These transactions may increase the scale and resources, financial and otherwise, of our competitors and make it more difficult for us to compete.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.

Our revenue outside the United States accounted for 83% and 84% of our net revenue for the three months ended September 30, 2015 and 2014, respectively, and 82% and 85% of our net revenue for the nine months ended September 30, 2015 and 2014, respectively. We expect that revenue derived from international sales will continue to represent a significant portion of net revenue. International sales and operations are subject to a variety of risks, including:

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

We are or recently have been engaged, directly and indirectly through our subsidiaries Atmel Rousset S.A.S. (“Atmel Rousset”) and Atmel B.V., in legal proceedings, in France and in the United States, related to the June 2013 insolvency of the owner of our former manufacturing facility in Rousset, France. Atmel Rousset sold that manufacturing facility, through an arms-length process in June 2010. Nearly 600 former employees of LFoundry Rousset S.A.S. ("LFR") have filed individual labor actions against Atmel Rousset in a French labor court (the “Individual Labor Actions”) based on similar allegations to other proceedings, including proceedings that previously were dismissed with prejudice. We believe the claims in the Individual Labor Actions are entirely devoid of merit and specious. Nonetheless, if the LFR employees were successful in their attempt to recover substantial damages against us, payment of those damages, if payment were ever required or if any damages award were ever capable of enforcement, could have a material adverse effect on our results of operations, financial condition and liquidity.

OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY AFFECT OUR CASH POSITION AND OPERATING CAPITAL.

We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The projected benefit obligation totaled $51.5 million at September 30, 2015 and $49.8 million at December 31, 2014. The plans are unfunded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.5 million in 2015 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value of our goodwill may not be recoverable. At September 30, 2015, we had $189.6 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2014 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

The following Exhibits have been filed with, or incorporated by reference into, this Report:

2.1
Agreement and Plan of Merger among Dialog Semiconductor PLC, Avengers Acquisition Corporation and Atmel Corporation, dated as of September 19, 2015 (which is incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on September 21, 2015).
Filed Herewith
2.2
Amendment No. 1 to Agreement and Plan of Merger among Dialog Semiconductor PLC, Avengers Acquisition Corporation and Atmel Corporation, dated as of September 29, 2015 (which is incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on September 30, 2015).

3.1
Amendment to Amended and Restated Bylaws, dated as of September 19, 2015 (which is incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on September 21, 2015).

10.1
Letter Agreement with Steve Laub, dated August 24, 2015 (which is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on August 25, 2015).

10.2	Form of Indemnification Letter Agreement entered into between Registrant and each of its executive officers.	x
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION (Registrant)

October 30, 2015	/s/ STEVEN LAUB
Steven Laub
President & Chief Executive Officer
(Principal Executive Officer)

October 30, 2015	/s/ STEVE SKAGGS
Steve Skaggs
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

October 30, 2015	/s/ HUGO DE LA TORRE
Hugo De La Torre
Vice President & Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following Exhibits have been filed with, or incorporated by reference into, this Report:

2.1
Agreement and Plan of Merger among Dialog Semiconductor PLC, Avengers Acquisition Corporation and Atmel Corporation, dated as of September 19, 2015 (which is incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on September 21, 2015).
Filed Herewith
2.2
Amendment No. 1 to Agreement and Plan of Merger among Dialog Semiconductor PLC, Avengers Acquisition Corporation and Atmel Corporation, dated as of September 29, 2015 (which is incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on September 30, 2015).

3.1
Amendment to Amended and Restated Bylaws, dated as of September 19, 2015 (which is incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on September 21, 2015).

10.1
Letter Agreement with Steve Laub, dated August 24, 2015 (which is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on August 25, 2015).

10.2	Form of Indemnification Letter Agreement entered into between Registrant and each of its executive officers.	x
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
  _________________________________________