Form 10-K
period 2015-12-31
ATMEL CORP
filed 2016-02-29
CIK 872448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of June 30, 2015, the last business day of the Registrant's most recently completed second fiscal quarter, there were 418,377,333 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2015 was approximately $4,000,947,879. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On January 29, 2016, the Registrant had 421,332,253 outstanding shares of Common Stock.

PART I
ITEM 1. BUSINESS
FORWARD LOOKING STATEMENTS
You should read the following discussion in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements” and “Financial Statement Schedules" and "Supplementary Financial Data” included in this Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2016 and beyond. Our statements regarding the following matters also fall within the meaning of “forward-looking” statements and should be considered accordingly: our pending agreement to be acquired by Microchip Technology Incorporated and the timing, certainty and other matters related thereto, the expansion of the market for microcontrollers, including in the "Internet of Things" and wearables markets, revenue for our maXTouch® products, our gross margin expectations and trends, anticipated revenue by geographic area and the ongoing transition of our revenue base to Asia, expectations or trends involving our operating expenses, capital expenditures, cash flow and liquidity, our factory utilization rates, the effect and timing of new product introductions, our ability to access independent foundry capacity and the corresponding financial condition and operational performance of those foundry partners, including insolvencies of, and litigation related to, European foundry suppliers, the effects of our strategic transactions and restructuring efforts, consolidation occurring within the semiconductor industry through mergers and acquisitions, the estimates we use in respect of the amount and/or timing for expensing unearned share-based compensation and similar estimates related to our performance-based restricted stock units, our expectations regarding tax matters and related tax audits, the outcome of litigation (including intellectual property litigation in which we may be involved or in which our customers may be involved, especially in the mobile device sector), and the effects of exchange rates and our ongoing efforts to manage exposure to exchange rate fluctuations between the Euro and the U.S. dollar. Our actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A - Risk Factors, and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “should,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements in this Form 10-K.
BUSINESS
General
Recent Events

On January 19, 2016, we announced that we had terminated our previously announced Agreement and Plan of Merger with Dialog Semiconductor plc (“Dialog”) and had concurrently entered into an Agreement and Plan of Merger with Microchip Technology Incorporated (“Microchip”) under which Microchip intends to acquire Atmel. For further information regarding the termination of the Dialog merger agreement and our execution of a merger agreement with Microchip, see Item 1A - Risk Factors and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are one of the world’s leading suppliers of general purpose microcontrollers, which are self-contained computers-on-a-chip. This product focus has enabled us to develop and maintain a diversified, global customer base that incorporates our semiconductors into industrial products, automotive systems, digital consumer products, mobile computing devices, communications networks, and other electronics in which our products provide embedded processing and critical interface functions. Leveraging our microcontroller technology and experience integrating silicon and firmware, we deliver market leading “capacitive touch” solutions for mobile, industrial, consumer and automotive markets. Our cryptographic products offer highly secure solutions for reliable device protection and authentication. These products also enable secure storage of sensitive and confidential information and trusted identification of devices for the Internet of Things ("loT") across wired and wireless networks.

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

We are also a leading supplier of automobile access and networking solutions. Our car access products comprise keyless entry solutions and passive entry/go systems, key fob electronics, car side electronics including radio frequency and immobilizer functionality. The automobile networking products support the latest industry standards and include stand-alone and integrated LIN and CAN transceiver solutions.

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

We have developed an extensive IP portfolio of more than 1,700 U.S. and foreign patents. Our patents, and patent applications, cover important and fundamental microcontroller, capacitive touch and other technologies that support and protect our products.
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
Products
We currently organize our business into four reportable operating segments (see Note 13 of Notes to Consolidated Financial Statements for further discussion). Each of those reportable operating segments offers products that compete in one or more of the end markets described below under the caption “Principal Markets and Customers.”

•
Microcontroller. This segment includes Atmel's general purpose microcontroller and microprocessor families, AVR® 8-bit and 32-bit products, Atmel®| SMARTTM ARM® based products, Atmel's 8051 8-bit products, designated commercial wireless products, including low power radio and SOC products that meet Bluetooth, Bluetooth Low Energy, ZigBee and Wi-Fi specifications, Atmel's maXTouch capacitive touch product families and optimized products for smart energy, automotive, touch button, and mobile sensor hub and LED lighting applications. The Microcontroller segment comprised 69% of our net revenue for the year ended December 31, 2015, compared to 70% of our net revenue for the year ended December 31, 2014.

•
Nonvolatile Memory. This segment includes electrically erasable programmable read-only memory ("EEPROM") devices, erasable programmable read-only memory (“EPROM”) devices and secure cryptographic products. The Nonvolatile Memory segment comprised 13% of our net revenue for the year ended December 31, 2015, compared to 12% of our net revenue for the year ended December 31, 2014.

•
Automotive. This segment includes devices for automotive electronics, including products using radio frequency technology. The Automotive segment comprised 12% of our net revenue for the year ended December 31, 2015, compared to 11% of our net revenue for the year ended December 31, 2014.

•
Multi-Market and Other. This segment includes application specific and standard products for aerospace applications and legacy products. The Multi-Market and Other segment comprised 6% of our net revenue for the year ended December 31, 2015, compared to 7% of our net revenue for the year ended December 31, 2014. On April 16, 2015, we completed the sale of our XSense touch sensor assets to UniPixel, Inc. For further discussion see Note 14 of Notes to Consolidated Financial Statements.

Within each reportable operating segment, we offer our customers products and solutions with a range of speed, density, power consumption, specialty packaging, security and other features.
Microcontroller
Atmel Microcontrollers deliver a rich blend of efficient integrated designs, proven technology, and groundbreaking innovation that is ideal for today’s smart connected IoT products. Atmel’s MCU products are used by customers in a full range of products to serve the industrial, consumer, automotive, medical, communications and computing markets for embedded control and interface solutions. Our product portfolio consists of proprietary and non-proprietary architectures, with five major Flash-based microcontroller families targeted at the high volume embedded control market, including our:

•	Atmel | SMART 32-bit ARM product families;

•	Atmel | SMART Connect Wireless product families;

•	Atmel AVR proprietary 8-bit and 32-bit product families;

•	Atmel 8051 8-bit product families; and

•	Atmel maXTouch and QTouch® product families.
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
Our SAMA5 ARM Cortex-A5-based products offer high performance embedded processors combined with high levels of integration and optimization for low power consumption and small size that offer advantages in battery powered applications and embedded control systems.
Our SAM9 ARM926-based products are highly-integrated, high-performance 32-bit embedded microprocessors, with complex analog and digital peripherals integrated on the same chip, offering high-speed connectivity, optimal data bandwidth, and rich interface support.
Atmel AVR proprietary 8-bit and 32-bit product families
Atmel AVR microcontrollers, which incorporate our proprietary technology, combine a code-efficient architecture for “C” and assembly programming with the ability to tune system parameters throughout the product’s entire life cycle. Our AVR microcontrollers, available with both 8-bit and 32-bit processors, are designed to deliver enhanced computing performance at lower power consumption than competitive products. We also offer a full suite of industry leading development tools and design support, enabling customers to easily and cost-effectively refine and improve their product offering. We have a significant development community that has evolved for our AVR products, with many developers actively collaborating through social networking sites dedicated to supporting our AVR microcontrollers.
Atmel 8051 8-bit product families
Our Atmel 8051 8-bit microcontroller product offerings are based on the standard 8051 CPU and range from products containing 2 kilobytes (“Kbytes”) of embedded Flash memory to the largest products offering 128 Kbytes of embedded Flash memory. Our 8051 products address a significant portion of the 8-bit microcontroller market in which customers already have an installed software and application base that uses standard 8051 architecture.
Atmel | SMART Connect Wireless product families
Atmel wireless technologies enable innovative, scalable and dedicated designs that fit small footprints, consume very little power, and operate in rugged environments-indoors or outdoors. Our wireless technologies span these in-demand wireless areas:

•
Bluetooth - State of the art low power Bluetooth Low Energy ("BLE") solutions integrated with Atmel │ SMART ARM® Cortex®-M based MCUs bring connectivity to any embedded design. These self-contained SoCs and certified modules are ideally suited for a variety of battery-powered devices and applications requiring a wireless connection without compromising on cost and power consumption.

•
802.15.4 - To support today's increasingly-connected applications, we offer a complete line of IEEE 802.15.4-compliant and ZigBee® certified wireless solutions. These are based on the rich family of Atmel RF transceivers, as well as Atmel AVR®, ARM®-based and single-chip wireless microcontrollers.

•
Wi-Fi - Addressing the need for Wi-Fi capability in embedded systems, our low-power Wi-Fi solutions cover a wide range of applications. The SmartConnect solutions include self-contained, low-power, and certified modules bringing wireless Internet connectivity to any embedded design. The SmartDirect solutions offer the world’s first fully-integrated RF, baseband SoC (system on a chip) Wi-Fi personal area network solution.

Atmel maXTouch and QTouch® product families
Through our maXTouch and QTouch products, we are a leading supplier of capacitive sensing solutions enabling touch screens and other touch interfaces for mobile devices, automobiles and other industrial and consumer electronic systems.
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
Nonvolatile Memory
Secure Products
Our CryptoAuthentication® and CryptoMemory® families offer highly secure, hardened solutions for reliable authentication of accessories, consumables and loT devices across wired and wireless networks. These solutions also provide secure encrypted communication and storage of confidential information. For the tablet, notebook computer and networking products, we provide FIPS-certified Trusted Platform Modules that elevate security of incorporating products to levels required for the most sensitive usage scenarios.
EEPROM
EEPROM products offer customers the flexibility and ability to alter single bytes of data. Our EEPROM products consist of two main families: Serial EEPROM and Parallel EEPROM.

Atmel Serial EEPROMs
Our Serial EEPROM products were developed to meet market demand for delivery of nonvolatile memory content through specialized, low pin-count interfaces and packages. The product portfolio includes densities ranging from 1K-bit to 2M-bit. We currently offer three complete families of Serial EEPROMs, supporting industry standard I2C (2-wire), MicrowireTM (3-wire), and serial peripheral interface protocols. Our Serial EE products are primarily used to store personal preference data and configuration/setup data, in consumer, automotive, communications, medical, industrial, and computing applications.

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
Automotive
Automotive RF
We are a leading supplier of automobile access solutions, which include keyless entry products and highly secure products for passive entry/go systems covering both key fob electronics and the car side electronics. Our innovative car access ICs with immobilizer functionality incorporate the widely accepted advanced encryption standard (“AES”), offering enhanced car theft protection.

High Voltage
Our products withstand and operate at high voltages, and allow a direct connection to the battery of a vehicle. We offer intelligent load drivers and transceiver components for automobile bus systems based on local interconnect network (“LIN”) and the latest controller area network ("CAN") standards. The applications for the load drivers are primarily electrical motor and actuator drivers and smart valve controls. Our LIN in-vehicle networking products help car makers simplify the wire harness by using the LIN bus, which is rapidly gaining popularity. Many body electronic applications can be connected and controlled via the LIN network bus, including switches, actuators and sensors. Our products supporting the new CAN FD and CAN partial networking standards are designed to increase the CAN bus speed to support bandwidth demanding applications and to reduce consumption of electrical power, which is especially important for hybrid and electric vehicles.
Multi-Market and Other
Our Multi-Market and Other segment includes application specific integrated circuits (“ASICs”) and aerospace products. Our ASICs are designed for customers in the medical, consumer and security markets. Our aerospace products are designed for satellite and other markets in which radiation-hardened devices are required.
On April 16, 2015, we completed the sale of our XSense touch sensor manufacturing assets and separately licensed to UniPixel, Inc. our XSense intellectual property assets, which we retained.
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
Principal Markets and Customers
Arrow Electronics, Inc., and Avnet, Inc., distributors for our products, each accounted for 10% or more of our revenue for both years ended December 31, 2015 and 2014. Arrow Electronics, Inc., a distributor, and Samsung Electronics Co Ltd. ("Samsung"), an end-customer, each accounted for 10% or more of our revenue for the year ended December 31, 2013. For further discussion see Note 13 of Notes to Consolidated Financial Statements.
Industrial
While the industrial electronics market has traditionally been considered a slow growth end-market compared to the communications or computing sectors, the use of digital electronics in industrial applications has continually increased. We expect the development of the IoT to enhance growth opportunities for semiconductor products within the industrial sector in the next several years. We believe that our product portfolio, including our integrated microcontrollers, security-related and wireless solutions, provides a compelling suite of products targeted to that growth opportunity. A significant transition from mechanical to digital solutions also continues to occur, with products such as temperature sensors, motor controls, factory lighting, smart energy meters and commercial appliances integrating an increasing percentage of semiconductor content. We also provide microcontrollers, nonvolatile memory, high-voltage and mixed-signal products that are designed to work effectively in harsh environments.
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

Automotive
The automobile market continues to rely more extensively on electronics solutions. For automotive applications, we provide semiconductors used in electronics for passenger comfort and convenience, infotainment, safety related chassis subsystems, keyless entry solutions, capacitive touch interface including touch screen controllers, and capacitive switch controllers. With our introduction of high-voltage and high-temperature capable ICs we are broadening our automotive reach to systems and controls in the engine compartment. Virtually all of these are application‑specific mixed signal ICs. We believe that this market offers longer-term growth opportunities that will be driven by the ongoing demand for sophisticated automotive electronic systems, including the security requirements of connected and self-driving cars.
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
Manufacturing
Once we either produce or purchase fabricated wafers, we probe and test the individual circuits on them to identify those that do not function. After probe, we send all of our wafers to one of our independent assembly contractors where they are cut into individual chips and assembled into packages. Most of the finished products are given a final test by the assembly contractors, although some are shipped to our test facilities in the Philippines, where we perform final electrical testing and visual inspection before delivery to customers.
The raw materials and equipment we use to produce our integrated circuits are available from several suppliers. We are not dependent upon any single source of supply. However, some materials have been in short supply in the past and lead times on occasion have lengthened, especially during semiconductor expansion cycles.
As of December 31, 2015, we owned and operated one wafer fabrication facility located in Colorado Springs, Colorado. Consistent with our strategic determination made several years ago to maintain lower fixed costs and capital investment requirements, we rely primarily on third-party semiconductor foundry partners for our most advanced manufacturing requirements.
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
Marketing and Sales
We generate our revenue by selling our products directly to OEMs and indirectly to OEMs through our network of global distributors. We market our products worldwide to a diverse base of OEMs serving primarily commercial markets. We sell our products to large OEM accounts through our direct sales force, using manufacturers’ representatives or through national and regional distributors. Our agreements with our representatives and distributors are generally terminable by either party on short notice, subject to local laws. Direct sales to OEMs as a percentage of net revenue for the year ended December 31, 2015 were 39%, while sales to distributors were 61% of net revenue.
Our sales outside the U.S. represented 83%, 85% and 86% of net revenue in 2015, 2014 and 2013, respectively. We expect that revenue from our international customers and sales to distributors will continue to represent a significant portion of our net revenue. International sales and sales to distributors are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes, export license requirements, foreign government regulations, and risk of non-payment by distributors. See Item 1A — Risk Factors.
Research and Development
We believe significant investment in research and development is vital to our success, growth and profitability, and we will continue to devote substantial resources, including management time, to this activity. Our primary objectives are to increase performance of our existing products, develop new wafer processing and design technologies, and draw upon these technologies, and our experience in embedded applications, to create new products.
For the years ended December 31, 2015, 2014 and 2013, we spent $230.2 million, $274.6 million and $266.4 million, respectively, on research and development. Research and development expenses are charged to operations as incurred. We expect these expenditures to continue to be significant in the future as we continue to invest in new products and new manufacturing process technology.
Competition
We operate in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as Cypress, Fujitsu, Hitachi, Infineon, Intel, Microchip, Nordic Semiconductor, NXP Semiconductors, ON Semiconductor, Renesas, Samsung, Silicon Laboratories, STMicroelectronics, Synaptics, and Texas Instruments. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including product speed, density, power consumption, reliability and specialty packaging alternatives, as well as on price and product availability. During the last three years, we have experienced significant price competition in several business segments, especially in our Nonvolatile Memory segment and in our Microcontroller segment for commodity and touch microcontrollers. We expect continuing competitive pressures in our markets from existing competitors and new entrants, new technology and cyclical demand, which, among other factors, will likely result in continuing pressure to reduce future average selling prices for our products.
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
As of December 31, 2015, we had 1,723 U.S. and foreign patents and 632 pending patent applications. These patents and patent applications cover important and fundamental microcontroller, capacitive touch and other technologies that support our product strategy. We operate an internal program to identify patentable developments and we file patent applications wherever necessary to protect our proprietary technologies.
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
Employees
We employed approximately 4,700 and 5,200 employees as of December 31, 2015 and 2014, respectively. Our future success depends in large part on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly highly skilled design, process and test engineers necessary for the manufacture of existing products and the research and development of new products and processes. The competition for such personnel is intense, and the loss of key employees could adversely affect our business.
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
Geographic Areas
In 2015, 17% of our net revenue was derived from customers in the United States, 56% from customers in Asia, 25% from customers in Europe and 2% from the rest of the world. We determine the location of our customers based on the destination to which we ship our products for the benefit of those customers.
As of December 31, 2015, we owned tangible long-lived assets in the United States with a net book value of $80.5 million, in the Philippines of $53.9 million, in France of $10.4 million, and in Germany of $7.4 million. See Note 13 of Notes to Consolidated Financial Statements for further discussion.
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

THE ANNOUNCEMENT AND PENDENCY OF OUR AGREEMENT TO BE ACQUIRED BY MICROCHIP MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND OUR STOCK PRICE.

Our pending acquisition by Microchip could have an adverse effect on our revenue in the near term if our customers delay, defer or cancel purchases pending completion of the Merger. While we are attempting to address this risk through communications with our customers, current and prospective customers may be reluctant to purchase our products due to uncertainty about the direction of our product offerings and the support and service of our products after the Merger is consummated. Additionally, we are subject to additional risks in connection with the announcement and pendency of the Merger, including:

•	the pendency and outcome of any legal proceedings that have been or may be instituted against us, our directors and others relating to the transactions contemplated by the Merger Agreement;

•
potential adverse effects on our relationships with, and negative reactions from, our current suppliers, vendors and other business partners, or those with which we are seeking to establish business relationships;

•
the restrictions imposed on our business and operations under the Merger Agreement, which may prevent us from pursuing opportunities without Microchip’s approval or taking other actions, whether in the form of dividend payments, stock repurchases, restructurings, asset dispositions or otherwise, that we might have undertaken in the absence of this transaction;

•	that we may forego opportunities we might otherwise have pursued absent the Merger Agreement;

•
potential adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger; and

•
the significant diversion of our employees’ and management’s attention resulting from the transactions contemplated by the Merger Agreement may prevent us from taking advantage of alternative business opportunities or effectively responding to competitive pressures.

THE FAILURE OF OUR PENDING ACQUISITION BY MICROCHIP TO BE COMPLETED MAY ADVERSELY AFFECT OUR BUSINESS AND OUR STOCK PRICE.

The Merger Agreement contains a number of conditions, some of which are outside of the parties’ control, that must be fulfilled to complete the Merger. These conditions include, among other customary conditions, the following: (i) adoption of the Merger Agreement by Atmel’s stockholders; (ii) approval for listing on The NASDAQ Stock Market of the Microchip shares of common stock to be issued in the Merger; (iii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the "HSR Act") and receipt of antitrust clearances in Germany and South Korea; (v) absence of laws, orders, judgments and injunctions that enjoin or otherwise prohibit consummation of the Merger or any proceedings instituted by a governmental entity with competent jurisdiction seeking any of the foregoing; (vii) effectiveness under the Securities Act of 1933 of the Form S-4 registration statement to be filed with the U.S. Securities and Exchange Commission (the “SEC”) by Microchip; (viii) subject to certain materiality related standards contained in the Merger Agreement, the accuracy of representations and warranties of Atmel and Microchip and material compliance by Atmel with its covenants contained in the Merger Agreement; and (ix) the absence of a material adverse effect with respect to the other party. In addition, if the Merger is not completed by July 17, 2016 (subject to a potential extension to October 15, 2016), either Microchip or Atmel may choose to terminate the Merger Agreement. Either party may also elect to terminate the Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the closing of the transaction.

There can be no assurance that the foregoing conditions to the completion of the transaction will be satisfied in a timely manner or at all, and the failure to timely satisfy even one of the conditions could delay the completion of the Merger for a significant period of time, or prevent it from occurring.

If the transaction is not completed, our stock price could fall to the extent that our current price reflects an assumption that the acquisition will be completed. Furthermore, if the acquisition is not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:

•	competitive disadvantages that may arise from integration and related undertakings, including information sharing, associated with Microchip’s efforts to close the transaction with us;

•
we paid a termination fee of $137.3 million to Dialog in connection with the termination of our merger agreement with Dialog resulting in additional borrowings under our credit facility to fund that payment, and we could be required to pay a further termination fee of $137.3 million to Microchip under circumstances as described in the Merger Agreement, which could require additional borrowings under our credit facility;

•
we incurred significant costs in connection with the terminated Dialog merger agreement and we could incur significant costs in connection with our pending acquisition by Microchip that we would be unable to recover;

•	we may be subject to legal proceedings related to the acquisition;

•	the failure of the acquisition to be consummated may result in adverse publicity and a negative impression of us in the investment community;

•
any disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with, or negative reactions from, our customers, vendors, other business partners and employees, may continue or intensify in the event the Merger is not consummated;

•
our Chief Executive Officer announced that his previously announced retirement will be effective on April 18, 2016, which may occur prior to the closing of our acquisition by Microchip; if we do not complete the transaction with Microchip by April 18, 2016, we would need to appoint an interim Chief Executive Officer to help manage the Company until the completion of that transaction; if we fail to complete the transaction with Microchip, we would need to recruit and hire a new Chief Executive Officer, which would lead to further uncertainty about our business and strategy; and

•	we may experience employee departures.

LITIGATION AGAINST MICROCHIP AND US, OR THE MEMBERS OF OUR BOARD OF DIRECTORS, COULD PREVENT OR DELAY THE COMPLETION OF THE MERGER OR RESULT IN THE PAYMENT OF DAMAGES FOLLOWING COMPLETION OF THE MERGER.

While we believe that any claims that may be asserted by purported stockholder plaintiffs related to the Merger would be without merit, the results of any such potential legal proceedings are difficult to predict, and could delay or prevent the Merger from becoming effective in a timely manner. The existence of litigation related to the Merger could affect the likelihood of obtaining the required approval from Atmel stockholders. Moreover, any litigation could be time consuming and expensive, could divert our management’s attention away from their regular business and, if any lawsuit is adversely resolved against us or members of our Board (each of whom we are required to indemnify pursuant to indemnification agreements), could have a material adverse effect on our financial condition. One of the conditions to Closing is that no governmental entity having jurisdiction over Microchip or us shall have issued an order, decree or ruling or taken any other action enjoining or otherwise prohibiting the completion of the Merger substantially on the terms contemplated by the Merger Agreement, that no law shall have been enacted or promulgated by any such governmental entity that makes the completion of the Merger illegal and that no such governmental entity shall have instituted proceedings seeking any such law or order. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed and a claimant secures injunctive or other relief prohibiting, delaying or otherwise adversely affecting Microchip’s and/or our ability to complete the Merger on the terms contemplated by the Merger Agreement, then such injunctive or other relief may prevent the Merger from becoming effective in a timely manner or at all.

THE MERGER AGREEMENT CONTAINS CUSTOMARY PROVISIONS THAT MAY LIMIT OUR ABILITY TO PURSUE ALTERNATIVE PROPOSALS, WHICH COULD DISCOURAGE ALTERNATIVE PROPOSALS FROM COMPETING BIDDERS AND/OR REQUIRE US TO PAY A TERMINATION FEE TO MICROCHIP.

The Merger Agreement contains customary provisions that generally prevent us from pursuing alternative sale proposals, subject to exceptions set forth in the Merger Agreement relating to the receipt of unsolicited offers, and we could be required to pay a termination fee of up to $137.3 million to Microchip under circumstances described in the Merger Agreement. These provisions could discourage an interested third-party bidder from making an alternative proposal to acquire us, even if that party were willing to pay a higher price to our stockholders. If the Merger Agreement is terminated, we may not be able to negotiate an alternative transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement, if at all.
ANY DELAY IN COMPLETING THE MERGER MAY SIGNIFICANTLY REDUCE THE BENEFITS EXPECTED TO BE OBTAINED FROM THE MERGER.

In addition to the required regulatory clearances and approvals described above under “The failure of our pending acquisition by Microchip to be completed may adversely affect our business and our stock price,” the Merger is subject to a number of other conditions described in the Merger Agreement that are beyond our control. We cannot predict whether and when these conditions, and the other required regulatory clearances and approvals will be satisfied. Any delay in completing the Merger within the expected timeframe may significantly reduce the synergies and other benefits that we expect to achieve as a result of the Merger.

UNCERTAINTIES ASSOCIATED WITH OUR BUSINESS THAT HAVE ARISEN SINCE WE COMMENCED A PROCESS TO EVALUATE STRATEGIC ALTERNATIVES FOR OUR BUSINESS IN MID-2015, AND OTHER UNCERTAINTIES RELATED TO THE TERMINATION OF OUR MERGER AGREEMENT WITH DIALOG AND THE SUBSEQUENT EXECUTION OF A NEW MERGER AGREEMENT WITH MICROCHIP, HAVE AFFECTED OUR BUSINESS AND MAY CONTINUE TO DO SO IN A MANNER THAT COULD BE ADVERSE TO THE COMPANY.

On August 24, 2015, the Company announced that Steven Laub, the Company's Chief Executive Officer, had agreed to a Board of Directors' request to extend his retirement date to facilitate the completion of an ongoing strategic evaluation process. On September 19, 2015, the Company announced that it had entered into a merger agreement with Dialog. Following the execution of that merger agreement with Dialog, the Company became subject to restrictions on its operations under the terms of that merger agreement and to other uncertainties related to the proposed Dialog transaction, including issues related to the timing and certainty of closing that transaction. On December 11, 2015, the Company announced that it had received an unsolicited acquisition proposal that its Board of Directors would evaluate, and on January 19, 2016 the Company announced that it had terminated its previously announced merger agreement with Dialog to enter into a merger agreement to be acquired by Microchip. Since the Company commenced its process to evaluate strategic alternatives, which resulted initially in the execution of the Dialog merger agreement, the subsequent termination of that merger agreement and the eventual execution of a merger agreement with Microchip, the Company has been subject to restrictions on the conduct of its business and has been affected by uncertainties regarding its strategic direction and the possible effects, and timing, of a change of control. These uncertainties have affected the Company’s business, employees (including significant diversion of management and employee attention from ordinary course matters during these periods), customers, vendors and other business partners, and may continue to do so in a manner that could be adverse to the Company, especially if the transaction with Microchip is unable, or fails, to close in a timely manner.

THE MERGER IS SUBJECT TO THE RECEIPT OF APPROVALS, CONSENTS OR CLEARANCES FROM DOMESTIC AND FOREIGN ANTITRUST REGULATORS THAT MAY IMPOSE RESTRICTIONS THAT MAY ADVERSELY AFFECT OUR BUSINESS OPERATIONS OR DELAY OR PREVENT THE MERGER.

Before the Merger may be completed, any waiting period (or extension thereof) applicable to the Merger must have expired or been terminated, and any approvals, consents or clearances required in connection with the Merger must have been obtained, in each case, under the HSR Act, and from antitrust regulators in Germany and Korea. In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental entities will consider the effect of the Merger on competition within their relevant jurisdiction. The terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct of Atmel’s business and which may significantly reduce the synergies and other benefits that we expect to achieve as a result of the Merger. In addition, there can be no assurance that antitrust regulators will not impose unanticipated conditions, terms, obligations or restrictions, or that such conditions, terms, obligations or restrictions will not have the effect of delaying or preventing completion of the Merger. For more details, see “The Failure of Our Pending Acquisition by Microchip to Be Completed May Adversely Affect Our Business and Our Stock Price.”

OUR REVENUE AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS.

Our future operating results are subject to quarterly variations based upon a variety of factors, many of which are not within our control. As further discussed in this “Risk Factors” section, factors that could affect our operating results include, without limitation:

•
uncertain or unstable global macroeconomic, geo-political and social conditions, including those in Europe (where deflationary pressures and high unemployment continue to exist and concerns about the financial stability of members of the European Union continue), the Middle East (where U.S. military action remains ongoing, and Russian intervention in Syria has occurred), and Asia (where economic activity in China has slowed);

•	the effect of fluctuations in currency exchange rates, continued political and economic uncertainties within the European Union, or the possible exit of member states from the European Union;

•	restrictions in our revolving credit facility that may limit our flexibility in operating our business;

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

A VOLATILE, OR FALLING, EURO, OR VOLATILITY IN OTHER NON-U.S. CURRENCIES, MAY ADVERSELY AFFECT OUR REVENUE OR OPERATING RESULTS

Although we conduct transactions principally in the U.S. dollar, approximately 18% of our 2015 revenue was generated in the Euro currency and approximately 19% of our 2015 operating expenses were incurred in Euro and other non-U.S. currencies. The exchange rate for the Euro against the U.S. dollar declined from 1.22 Euros to the dollar at January 1, 2015 to 1.09 Euros to the dollar at December 31, 2015. "Quantitative easing" undertaken by the European Central Bank, economic uncertainties associated with the financial stability of European Union member states, and similar economic factors affecting the European Union could cause a further decline in the Euro against the U.S. dollar or could introduce other unusual volatility into the foreign currency markets. Changes in the value of foreign currencies, including, in particular, the Euro, relative to the U.S. dollar can affect our revenue and operating results due to transactional and translational re-measurements that are reflected in our earnings, which are reported in U.S. dollars. A decrease in the value of the Euro against the U.S. dollar may cause a reduction in our reported revenue. That same decrease may also cause a reduction in our operating costs. Decreases in revenue, and decreases in operating costs, resulting from these foreign currency valuation events may not move in lock-step. Variations in the exchange rate of other foreign currencies may have similar effects, although those variations would not currently be expected to have the same significance as changes in the value of the Euro to our company. As a result of these foreign currency exchange rate fluctuations, it may also be more difficult to detect underlying trends in our business and results of operations. Significant volatility in currency exchange rates may also cause our results of operations to differ from our expectations or the expectations of our investors, which could also cause the trading price of our common stock to be adversely affected. We do not currently maintain a program to hedge transactional exposures in foreign currencies. As of the date of this Form 10-K, we manage our exchange rate risk by matching foreign currency cash balances with expenses accrued in those foreign currencies.

UNCERTAIN OR UNSTABLE GLOBAL MACRO-ECONOMIC, GEO-POLITICAL AND SOCIAL CONDITIONS MAY AFFECT OUR BUSINESS.

Global macro-economic and geo-political conditions affecting the global economy or social order could adversely affect demand for our products and our business prospects from time to time. These conditions could include:

•	slow, uneven economic growth throughout the world;

•
continued uncertainty regarding macroeconomic conditions in Europe (including potential deflationary pressures, continuing high unemployment, the financial stability of members of the European Union and possible exits from the European Union) and Asia (including an ongoing economic slowdown in China);

•
geo-political events throughout the world, including, for example, in the Middle East (which continues to witness increased military activities in Iraq and Syria, including renewed U.S. involvement, and Russian intervention) and Eastern Europe (which continues to experience political and economic unrest in the wake of Russian and Ukrainian territorial claims); and

•	social unrest or disorder arising from the threat of global pandemics.

OUR REVOLVING CREDIT FACILITY IS SECURED BY SUBSTANTIALLY ALL OF OUR ASSETS AND MAY LIMIT OUR FLEXIBILITY IN OPERATING OUR BUSINESS. A DEFAULT UNDER THE CREDIT FACILITY COULD SIGNIFICANTLY HARM OUR BUSINESS AND FINANCIAL POSITION.

In December 2013, we entered into a five-year senior secured revolving credit facility for up to $300 million with a group of lenders. Our credit facility is secured by substantially all of our assets. It also imposes restrictions that may limit our ability to engage in certain business activities, including limitations on asset sales, mergers and acquisitions, the incurrence of indebtedness and liens, the making of restricted payments or investments and transactions with affiliates. In addition, the credit facility contains customary financial covenants, including a maximum total-leverage ratio, a maximum senior-secured-leverage ratio, and a minimum fixed-charge-coverage ratio. Our ability to comply with these financial covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control. If we breach any of the covenants under our credit facility and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable, which could result in a foreclosure on the assets securing the credit facility, adversely affect our ability to operate our business or otherwise significantly harm our financial position. At December 31, 2015, we had $55.0 million in outstanding borrowings under the Facility. On January 20, 2016, we borrowed $137.0 million to pay the termination fee to Dialog in connection with the termination of our merger agreement with Dialog. We will be required to repay our outstanding borrowings under the Facility in connection with the Merger with Microchip.

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

For the year ended December 31, 2015, we manufactured approximately 62% of our products in our wafer fabrication facility compared to 58% for the year ended December 31, 2014. Disruptions at our own wafer manufacturing facility in Colorado Springs, Colorado could also adversely affect our business. For example, in December 2013, we experienced an incident in the nitrogen plant at that facility, which disrupted manufacturing for several weeks and affected our ability to fully meet demand in the first quarter of 2014. Because we rely on our Colorado facility for a significant percentage of our wafer supply, disruptions of the kind we experienced in December 2013, or others, could have an adverse effect on our business.

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

Sales to distributors accounted for 61%, 60% and 52% of our net revenue for the years ended December 31, 2015, 2014 and 2013, respectively. We are dependent on our distributors to supplement our direct marketing and sales efforts. Our agreements with independent distributors can generally be terminated for convenience by either party upon relatively short notice. Generally, these agreements are non-exclusive and also permit our distributors to offer and promote our competitors’ products.

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

In May 2014, the Financial Accounting Standard Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB deferred the effective date of ASU 2014-09 such that it will apply to annual reporting periods beginning after December 15, 2017. Early application is permitted to the original effective date of December 15, 2016, whereby ASU 2014-09 would apply to annual reporting periods beginning December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting. Our adoption of ASU 2014-09 and selection of a transition method could have an adverse effect on our revenue reporting.

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

If our market share decreases in the mobile and consumer market segments, our revenue may also decline for a period of time until the launch of new devices, or the occurrence of a product refresh incorporating our products. For those reasons, and due to the shorter product life-cycles generally occurring in the mobile and consumer-oriented markets, our stock price may be more volatile than might be the case if we had less exposure to those sectors or if we focused our investments principally on industrial, automotive and similar markets that generally do not experience the same rapid product change.

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

OUR INTERNATIONAL SALES AND OPERATIONS ARE SUBJECT TO COMPLEX LAWS RELATING TO TRADE, EXPORT CONTROLS, FOREIGN CORRUPT PRACTICES AND BRIBERY, AMONG MANY OTHER SUBJECTS. ADDED COMPLIANCE COSTS, AND VIOLATIONS OF OR CHANGES IN THESE LAWS AND REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

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

In addition, we are required to obtain necessary export licenses prior to the export or re-export of hardware, software or technology to any person or entity identified on government restricted-party lists, including the U.S. Department of Commerce's Denied Persons or Entity or Unverified Lists, the U.S. Department of the Treasury’s Specially Designated Nationals or Blocked Persons List, the U.S. Department of State’s Debarred List, or similar lists in jurisdictions outside the United States. Products for use in certain space, satellite, military, nuclear, chemical/biological weapons, rocket systems or unmanned air vehicle applications may also require export licenses and involve many of the same complexities and risks of non-compliance in the U.S. and elsewhere. Due to U.S. economic and trade sanctions, we do not pursue business activities, directly or indirectly, in countries designated by the U.S. as a state sponsor of terrorism or otherwise subject to a U.S. trade embargo, including, as of the date of this Form 10-K, Cuba, Iran, North Korea, Sudan and Syria.

We continually seek to enhance our export-compliance program, including ongoing analysis of historical and current product shipments and technology transfers. We also work with, and assist, government officials, when requested, to ensure compliance with applicable export laws and regulations, and we continue to develop additional operational procedures to improve our compliance efforts. However, export laws and regulations are highly complex and vary from jurisdiction to jurisdiction; a determination by U.S. or other governments that we have failed to comply with any export-control laws or trade sanctions, including a failure to properly restrict an export to the persons or entities set forth on government restricted-party lists, could result in significant civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenue from certain customers or damages claims from any customers adversely affected by such penalties, and exclusion from participation in U.S. or foreign government contracts. As we review or audit our import and export practices, from time to time, we may discover previously unknown errors in our compliance practices that require corrective actions; these actions could include voluntary disclosures of those matters to appropriate government agencies, discontinuance or suspension of product sales pending a resolution of any reviews, or other adverse interim or final actions. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors, foundries or other third parties. For example, in the past, one of our distributors was added to the U.S. Department of Commerce Entity List, resulting in the termination of our relationship with that distributor. Any one or more of these compliance errors, sanctions or a change in law or regulations could have a material adverse effect on our business, financial condition and results of operations. We monitor closely those types of proposed rules and potential changes as they progress through the regulatory process and seek to assess their likely effect on us.

We are also subject to complex laws that seek to regulate the payment of bribes or other forms of compensation to foreign officials or persons affiliated with companies or organizations in which foreign governments may own an interest or exercise control. The U.S. Foreign Corrupt Practices Act requires U.S. companies to comply with an extensive legal framework to prevent bribery of foreign officials. The laws are complex and require that we closely monitor local practices of our overseas offices and distributors. The United States Department of Justice has recently heightened enforcement of these laws. In addition, other countries continue to implement similar laws that may have extraterritorial effect. For example, the United Kingdom, where we have operations, has enacted the U.K. Bribery Act, which could impose significant oversight obligations on us and could be applicable to our operations outside of the United Kingdom. The costs for complying with these and similar laws may be substantial and could reasonably be expected to require significant management time and focus. Any violation of these or similar laws, intentional or unintentional, could have a material adverse effect on our business, financial condition or results of operations. See also “Compliance With Regulations Regarding the Use of ‘Conflict Minerals’ Requires Us to Incur Additional Oversight Expense and Could Limit the Supply and Increase the Cost of Certain Metals Used in Manufacturing Our Products.”

COMPLIANCE WITH REGULATIONS REGARDING THE USE OF "CONFLICT MINERALS" REQUIRES US TO INCUR ADDITIONAL OVERSIGHT EXPENSE AND COULD LIMIT THE SUPPLY AND INCREASE THE COST OF CERTAIN METALS USED IN MANUFACTURING OUR PRODUCTS.

Conflict minerals are commonly found in metals used in the manufacture of semiconductors and other products we manufacture. In May 2015, we filed Report on Form SD to report that our products were “Conflict Free Undeterminable” based on our diligence review. We expect to undertake further diligence of our supply chain in 2016 and beyond to evaluate the use of conflict minerals. Although the implementation of the conflict minerals requirements did not materially affect our business in 2015, there can be no assurance that the costs associated with ongoing compliance will not increase or that the sourcing, availability and pricing of minerals required for use in our products will not increase as a result of these regulations or changes in the supply chain caused by these regulations. In addition, since our supply chain is complex, if we are not, in the future, able to sufficiently verify the origins of these minerals and metals used in our products, our customers could elect to disqualify us as a future supplier, which could negatively affect our business and results of operations.

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

We have in the past and may, in the future, experience labor union or workers’ council objections, or labor unrest actions (including possible strikes), when we seek to reduce our workforces in Europe and other regions. Many of our operations are located in countries and regions that have extensive employment regulations with which we must comply in order to reduce our workforce, and we may incur significant costs to complete such exercises. Any of those events could have an adverse effect on our business and operating results.

We continue to evaluate existing restructuring accruals related to restructuring plans previously implemented. As a result, there may be additional restructuring charges or reversals or recoveries of previous charges. We may incur additional restructuring and asset impairment charges in connection with additional restructuring plans adopted in the future. Any such restructuring or asset impairment charges recorded in the future could significantly harm our business and operating results. As of December 31, 2015, accrued restructuring charges amounted to $8.6 million, and we expect to substantially complete the cash severance payments in respect of those accruals within the next twenty-four months.

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

We have previously experienced production delays and yield difficulties in connection with earlier expansions of our wafer fabrication capacity or transitions in manufacturing process technologies, including in connection with the introduction of new products. Production delays or difficulties in achieving acceptable yields at our fabrication facility or at the fabrication facilities of our third party manufacturers could materially and adversely affect our operating results. We may not be able to obtain the additional cash from operations or external financing necessary to fund the implementation of new manufacturing technologies, which could materially affect our results of operations.

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

We have in the past been involved in intellectual property infringement lawsuits, which, because of the significant expense associated with the defense of those types of lawsuits, adversely affected our operating results, and we may continue to be subjected to similar suits in the future. In addition to patent infringement lawsuits in which we may be directly involved and named as a defendant, we also may assist our customers, in many cases at our own cost, in defending intellectual property lawsuits involving technologies that are combined with our technologies. See Note 10 of this Form 10-K. The cost of defending against intellectual property lawsuits, responding to subpoenas, preparing our employees to testify, or assisting our customers in defending against such lawsuits, in terms of management time and attention, legal fees and product delays, can be substantial. If such infringement lawsuits are successful, we may be prohibited from using the technologies at issue in the lawsuits, and if we are unable to obtain a license on acceptable terms, license a substitute technology or design new technology to avoid infringement, our business and operating results may be significantly harmed.

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

We operate in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as Cypress, Fujitsu, Hitachi, Infineon, Intel, Microchip, Nordic Semiconductor, NXP Semiconductors, ON Semiconductor, Renesas, Samsung, Silicon Laboratories, STMicroelectronics, Synaptics, and Texas Instruments. Many of these competitors have substantially greater financial, technical, marketing and management resources than we do. Since the beginning of 2014, we have also seen a significant increase in mergers and acquisitions within the semiconductor industry, including, for example, large acquisitions announced or completed by Cypress, Infineon and NXP Semiconductors. These transactions may increase the scale and resources, financial and otherwise, of our competitors and make it more difficult for us to compete.

We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last several years, we have experienced significant price competition in several business segments, especially in our nonvolatile memory segment for EPROM and Serial EEPROM products, as well as in our commodity microcontrollers. Competitive pressures in the semiconductor market from existing competitors, new entrants, new technology and cyclical demand, among other factors, can result in declining average selling prices for our products, which could cause our revenue and gross margin to decline.

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
Many of these factors are outside our control, and may cause us to be unable to compete successfully in the future, which would materially harm our business.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.

Our revenue outside the United States accounted for 83%, 85% and 86% of our net revenue for the years ended December 31, 2015, 2014 and 2013, respectively. We expect that revenue derived from international sales will continue to represent a significant portion of net revenue. International sales and operations are subject to a variety of risks, including:

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

 In each of the jurisdictions in which we operate, we are subject to a variety of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination, and employee health and safety. We could incur significant costs as a result of our failure to comply with, or any liability we may incur under, environmental, health, and safety laws and regulations, including the limitation or suspension of production, monetary fines or civil or criminal sanctions, clean-up costs or other future liabilities in excess of our reserves. We are also subject to laws and regulations governing the recycling of our products, the materials that may be included in our products, and our obligation to dispose of our products at the end of their useful lives. For example, the European Directive 2002/95/EC on restriction of hazardous substances (RoHS Directive) bans the placing on the European Union market of new electrical and electronic equipment containing more than specified levels of lead and other hazardous compounds. As more countries enact requirements like the RoHS Directive, and as exemptions are phased out, we could incur substantial additional costs to convert the remainder of our portfolio to comply with such requirements, conduct required research and development, alter manufacturing processes, or adjust our supply-chain management. Such changes could also result in significant inventory obsolescence. In addition, compliance with environmental, health and safety requirements could restrict our ability to expand our facilities or require us to acquire costly pollution-control equipment, incur other significant expenses or modify our manufacturing processes. We also are subject to cleanup obligations at properties that we currently own or at facilities that we may have owned in the past or at which we conducted operations. In the event of the discovery of new or previously unknown contamination, additional requirements with respect to existing contamination, or the imposition of other cleanup obligations at these or other sites for which we are responsible, we may be required to take remedial or other measures that could have a material adverse effect on our business, financial condition and results of operations.

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

We have issued, and may in the future continue to issue, performance-based restricted stock units to eligible employees, entitling those employees to receive restricted stock if they, and we, meet designated performance criteria established by our compensation committee. We are required to reassess the probability of vesting at each reporting date under any performance-based incentive plan, and any change in our forecasts may result in an increase or decrease to the expense recognized. As a result and as described in this paragraph, the expense recognition for performance-based restricted stock units could change over time, requiring adjustments to our financial statements to reflect changes in our judgment regarding the probability of achieving the performance goals. We recognize the share-based compensation expense in respect of performance-based restricted stock units when we believe it is probable that we will achieve the specified performance criteria. If the performance goals are not achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed. The fair value of each award is recognized over the service period and is reduced for estimated forfeitures. For the performance-based Atmel Units granted with a performance period that ended December 31, 2015 (the “2015 PRSUs”), Atmel’s board of directors previously determined that 57.0% of the target awards should vest contingent upon, and immediately prior to, the occurrence of the Merger (as defined below in the section in Note 1 of the Notes to consolidated Financial Statements entitled "Pending Acquisition of Atmel by Microchip Technology"), with the remaining 2015 PRSUs being converted into time-based awards that vest through November 15, 2017. In addition, in connection with the Merger, Atmel’s board of directors previously determined that the Atmel Units granted in August 2015, for which performance criteria had not been established prior to the date of the Merger Agreement, will be converted, contingent upon the occurrence of the Merger, into time-based awards vesting through November 15, 2018.

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

We are subject to legal proceedings and claims that arise in the ordinary course of business. See Note 10 of this Form 10-K. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, results of operations, financial condition and liquidity.

We are or have been engaged, directly and indirectly through our subsidiaries Atmel Rousset S.A.S. (“Atmel Rousset”) and Atmel B.V., in legal proceedings, in France and in the United States, related to the June 2013 insolvency, and later liquidation, of the operator of our former manufacturing facility in Rousset, France-LFoundry Rousset S.A.S. ("LFR"; Atmel Rousset sold that manufacturing facility through an arms-length process in June 2010). For example, over 500 former employees of LFR have filed individual labor actions against Atmel Rousset in a French labor court (the “Individual Labor Actions”) based on allegations similar to those previously raised, and dismissed with prejudice, in proceedings against Atmel Rousset in France. In addition, in March 2014, LFR and Jean-Yves Guerrini, on behalf of himself and a putative class of LFR employees, filed an action in the United States District Court for the Southern District of New York (the "New York Action") against Atmel Rousset and LFoundry GmbH (“LF”), LFR’s German parent. The New York Action was dismissed in August 2015, and plaintiffs are appealing. We believe the claims in the Individual Labor Actions and the New York Action are entirely devoid of merit and specious. Nonetheless, if the claimants in those actions were successful in their attempt to recover substantial damages against us or Atmel Rousset, payment of those damages, if payment were ever required or if any damages award were ever capable of enforcement, could have a material adverse effect on our results of operations, financial condition and liquidity.

OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY AFFECT OUR CASH POSITION AND OPERATING CAPITAL.

We sponsor defined benefit pension plans that cover substantially all of our French, German and Philippines employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The projected benefit obligation totaled $39.6 million at December 31, 2015 and $49.8 million at December 31, 2014. The plans are unfunded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.7 million in 2016 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

Under U.S. GAAP, we test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value of our goodwill may not be recoverable. At December 31, 2015, we had $188.2 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2015 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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

We are also subject to continued examination of our income tax returns by the Internal Revenue Service and other foreign and domestic tax authorities and typically have a number of open audits under way at any time. See Note 11 of Notes to Consolidated Financial Statements. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. While we believe that the resolution of these audits will not have a material adverse effect on our results of operations, the outcome is subject to significant uncertainties. If we are unable to obtain agreements with the tax authority on the various proposed adjustments, there could be a material adverse effect on our results of operations, cash flows and financial position.

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

From time to time, we receive economic incentive grants and allowances from European governments, agencies and research organizations targeted at increasing employment at specific locations. The subsidy grant agreements typically contain economic incentive, headcount, capital and research and development expenditure and other covenants that must be met to receive and retain grant benefits, and these programs can be subjected to periodic review by the relevant governments. Noncompliance with the conditions of the grants could result in the forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
At December 31, 2015, we owned the following facilities:

Number of Buildings	Location	Total Square Feet	Use
6	Colorado Springs, Colorado	603,000	Wafer fabrication, research and development, marketing, product design, final product testing.
2	Calamba City, Philippines	460,000	Probe operations and final product testing.
6	Rousset, France	1,038,000	Research and development, marketing and product design.
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

ITEM 3. LEGAL PROCEEDINGS

Please see the information set forth under Note 10 of Notes to Consolidated Financial Statements for information regarding our legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market's Global Select Market under the symbol "ATML." The last reported price for our stock on January 29, 2016 was $8.06 per share. The following table presents the high and low sales prices per share for our common stock as quoted on The NASDAQ Global Select Market for the periods indicated.

	High	Low
Year ended December 31, 2014
First Quarter	$8.83	$7.44
Second Quarter	$9.63	$7.58
Third Quarter	$9.51	$8.02
Fourth Quarter	$8.50	$6.50
Year ended December 31, 2015:
First Quarter	$8.97	$7.80
Second Quarter	$10.44	$7.48
Third Quarter	$9.75	$6.59
Fourth Quarter	$8.73	$7.52
As of January 29, 2016, there were approximately 1,158 stockholders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

The Company paid aggregate cash dividends of $0.12 per common share, the aggregate cost of which was $50.2 million, for the year ended December 31, 2015.

Pursuant to the terms of the Merger Agreement, the Company is not permitted to declare or pay any further dividends.
There were no sales of unregistered securities in fiscal 2015.
Please refer to Item 12 - Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters for information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA
The following tables include selected summary financial data for each of our last five years. This data is not necessarily indicative of results of future operations and should be read in conjunction with Item 8 - Financial Statements and Supplementary Data and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. The consolidated statement of operations data for 2015, 2014, and 2013 and the consolidated balance sheet data for 2015 and 2014 are derived from our audited financial statements that are included in this Form 10-K. The consolidated statement of operations data for 2012 and 2011 and the consolidated balance sheet data for 2013, 2012 and 2011 are derived from our audited consolidated financial statements that are not included in this Form 10-K.

	Years Ended December 31,
	2015	2014	2013	2012	2011
		(in thousands, except for per share data)
Net revenue	$1,172,456	$1,413,334	$1,386,447	$1,432,110	$1,803,053
Cost of revenue (3)	$629,429	$794,704	$812,822	$830,791	$894,820
Income (loss) from operations before income taxes(1)(2)	$58,295	$57,226	$(513)	$42,238	$381,190
Net income (loss)	$26,902	$35,208	$(22,055)	$30,445	$314,990
Less: net income attributable to noncontrolling interest, net of taxes	$(11)	$(3,013)	$—	$—	$—
Net income (loss) attributable to Atmel	$26,891	$32,195	$(22,055)	$30,445	$314,990
Basic net income (loss) per share attributable to Atmel:
Net income (loss) per share	$0.06	$0.08	$(0.05)	$0.07	$0.69
Weighted-average shares used in basic net income (loss) per share calculations	418,759	419,103	427,460	433,017	455,629
Diluted net income (loss) per share attributable to Atmel:
Net income (loss) per share	$0.06	$0.08	$(0.05)	$0.07	$0.68
Weighted-average shares used in diluted net income (loss) per share calculations	420,287	420,910	427,460	437,582	462,673
Cash dividends declared and paid per share	$0.12	$—	$—	$—	$—

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cash and cash equivalents	$210,252	$206,937	$276,881	$293,370	$329,431
Fixed assets, net (3)	$131,154	$158,281	$184,983	$221,044	$257,070
Total assets	$1,260,418	$1,362,304	$1,352,526	$1,433,533	$1,526,598
Long-term debt and capital lease obligations, less current portion	$55,000	$75,002	$7,010	$5,602	$4,599
Stockholders’ equity	$876,684	$869,999	$937,927	$996,638	$1,082,444

(1)
We recorded pre-tax, share-based compensation expense of $51.4 million, $59.7 million, $43.1 million, $72.4 million and $68.1 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively, excluding acquisition-related stock compensation expenses.

(2)
We recorded $12.5 million, $13.8 million, $5.5 million, $7.4 million and $5.4 million in acquisition-related charges for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively. We recorded restructuring charges of $4.6 million, $13.9 million, $50.0 million, $24.0 million and $20.1 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively. We recorded a settlement charges of $21.6 million for the year ended December 31, 2013.

(3)
Fixed assets, net, was reduced as of December 31, 2014 and 2013 as a result of the asset impairment charges of $25.3 million and $7.5 million for the years then ended, respectively. The charges were recorded in cost of revenues.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements” and “Financial Statement Schedules" and "Supplementary Financial Data” included in this Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2016 and beyond. Our statements regarding the following matters also fall within the meaning of “forward-looking” statements and should be considered accordingly: our pending agreement to be acquired by Microchip Technology Incorporated and the timing, certainty and other matters related thereto, the expansion of the market for microcontrollers, including in the "Internet of Things" and wearables markets, revenue for our maXTouch® products, our gross margin expectations and trends, anticipated revenue by geographic area and the ongoing transition of our revenue base to Asia, expectations or trends involving our operating expenses, capital expenditures, cash flow and liquidity, our factory utilization rates, the effect and timing of new product introductions, our ability to access independent foundry capacity and the corresponding financial condition and operational performance of those foundry partners, including insolvencies of, and litigation related to, European foundry suppliers, the effects of our strategic transactions and restructuring efforts, consolidation occurring within the semiconductor industry through mergers and acquisitions, the estimates we use in respect of the amount and/or timing for expensing unearned share-based compensation and similar estimates related to our performance-based restricted stock units, our expectations regarding tax matters and related tax audits, the outcome of litigation (including intellectual property litigation in which we may be involved or in which our customers may be involved, especially in the mobile device sector), and the effects of exchange rates and our ongoing efforts to manage exposure to exchange rate fluctuations between the Euro and the U.S. dollar. Our actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A - Risk Factors, and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “should,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements in this Form 10-K.
RECENT EVENTS

On August 24, 2015, we announced that Steven Laub, the Company's Chief Executive Officer, had agreed at the Board of Directors' request to extend his retirement date to facilitate the completion of an ongoing strategic evaluation process. On September 19, 2015, we announced that we had entered into a merger agreement with Dialog Semiconductor plc ("Dialog"). Following the execution of that merger agreement with Dialog, we became subject to restrictions of our operations under the terms of that merger agreement and to other uncertainties related to the proposed Dialog transaction, including issues related to the timing and certainty of closing that transaction. On December 11, 2015, we announced that we had received an unsolicited acquisition proposal that our Board of Directors would evaluate, and on January 19, 2016, we announced that we had terminated our previously announced merger agreement with Dialog to enter into a merger agreement to be acquired by Microchip Technology Incorporated ("Microchip"). Since we had commenced our process to evaluate strategic alternatives, which resulted initially in the execution of the Dialog merger agreement, the subsequent termination of that merger agreement, and the eventual execution of a merger agreement with Microchip, we have been subject to restrictions on the conduct of our business and have been affected by uncertainties regarding our strategic direction and the possible effects, and timing, of a change of control.

We currently expect our transaction with Microchip, subject to the satisfaction or waiver of customary closing conditions, to close in the second quarter of 2016. See Note 1 of Notes to Consolidated Financial Statements for further information regarding this transaction.

The pending transaction with Microchip may have significant effects on us, including, among others, deferrals, delays or cancellation of purchase orders by our customers and the significant diversion of management and employee attention from ordinary course matters. For a more extensive discussion of those and other possible effects, see Item 1A - Risk Factors.

OVERVIEW

We are one of the world’s leading suppliers of general purpose microcontrollers, which are self-contained computers-on-a-chip. This product focus has enabled us to develop and maintain a diversified, global customer base that incorporates our semiconductors into industrial products, automotive systems, digital consumer products, mobile computing devices, communications networks, and other electronics in which our products provide embedded processing and critical interface functions. Leveraging our microcontroller technology and experience integrating silicon and firmware, we deliver market leading “capacitive touch” solutions for mobile, industrial, consumer and automotive markets. Our cryptographic products offer highly secure solutions for reliable device protection and authentication. These products also enable secure storage of sensitive and confidential information and trusted identification of devices for the Internet of Things ("loT") across wired and wireless networks.

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

Approximately 18% of our 2015 revenue was generated in the Euro currency and approximately 19% of our 2015 operating expenses were incurred in Euro and other non-U.S. currencies. The exchange rate for the Euro against the U.S. dollar declined from 1.22 Euros to the dollar at January 1, 2015 to 1.09 Euros to the dollar at December 31, 2015. It is possible that the exchange rate will decline further in 2016. Decreases in the value of the Euro against the U.S. dollar may cause a reduction in our reported revenue and gross margin. Those same decreases may also cause reductions in our operating costs, although those decreases may not fully offset decreases in gross margin. See Item 1A - Risk Factors for further discussion.

During the year ended December 31, 2015, we repurchased 1.4 million shares of our common stock in the open market and subsequently retired those shares under our existing stock repurchase program. As of December 31, 2015, $197.1 million remained available for repurchasing common stock under this program.

Sales of Assets

On September 23, 2015, we completed the sale to an unrelated party of our real estate holdings in Heilbronn, Germany and our equity interest in a privately-held company that provides facilities services to the tenants at that property. See Note 14 of Notes to Condensed Consolidated Financial Statements for a further discussion.

On April 16, 2015, we completed the sale of our XSense manufacturing assets to an unrelated party and separately licensed to that party our XSense intellectual property assets, which we retained. See Note 14 of Notes to Condensed Consolidated Financial Statements for a further discussion.

RESULTS OF OPERATIONS

	Years Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	(in thousands, except for percentage of net revenue)
Net revenue	$1,172,456	100.0%	$1,413,334	100.0%	$1,386,447	100.0%
Gross margin	543,027	46.3%	618,630	43.8%	573,625	41.4%
Research and development	230,212	19.6%	274,568	19.4%	266,408	19.2%
Selling, general and administrative	246,559	21.0%	262,031	18.5%	237,559	17.1%
Acquisition-related charges	12,526	1.1%	13,767	1.0%	5,534	0.4%
Restructuring charges	4,595	0.4%	13,882	1.0%	50,026	3.6%
Recovery of receivables due from foundry supplier	—	—%	(485)	—%	(600)	—%
Gain on sale of assets	(1,626)	(0.1)%	(4,364)	(0.3)%	(4,430)	(0.3)%
Settlement charges	—	—%	—	—%	21,600	1.6%
Income (loss) from operations	$50,761	4.3%	$59,231	4.2%	$(2,472)	(0.2)%

Net Revenue

Our net revenue totaled $1,172.5 million for the year ended December 31, 2015, a decrease of 17%, or $240.9 million, from $1,413.3 million in net revenue for the year ended December 31, 2014. Revenue for the year ended December 31, 2015 was lower than 2014 primarily due to the adverse effects of foreign currency translation associated with the decline of the Euro against the U.S. dollar, reduced revenue related to our end-of-life legacy products, commodity sensor hub and touch controller products sold to the mobile end market, and products included within our Multi-Market and Other segment. In addition, lower revenue also resulted from weaker than expected billings, primarily in Asia, as distributors reduced inventory levels in reaction to uncertainties associated with our ongoing merger process.

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

Net revenue denominated in Euros was 18%, 20% and 21% of total net revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Average exchange rates utilized to translate foreign currency revenue and expenses in Euros were approximately 1.11, 1.34 and 1.32 Euros to the dollar for the years ended December 31, 2015, 2014 and 2013, respectively.

Net Revenue — By Operating Segment

Our net revenue by operating segment is summarized as follows:

	Years Ended
	December 31, 2015	December 31, 2014	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$807,924	$994,069	$(186,145)	(19)%
Nonvolatile Memory	150,780	166,768	(15,988)	(10)%
Automotive	138,728	153,221	(14,493)	(9)%
Multi-Market and Other	75,024	99,276	(24,252)	(24)%
Total net revenue	$1,172,456	$1,413,334	$(240,878)	(17)%

	Years Ended
	December 31, 2014	December 31, 2013	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$994,069	$958,471	$35,598	4%
Nonvolatile Memory	166,768	153,363	13,405	9%
Automotive	153,221	159,774	(6,553)	(4)%
Multi-Market and Other	99,276	114,839	(15,563)	(14)%
Total net revenue	$1,413,334	$1,386,447	$26,887	2%

Microcontroller

Microcontroller segment net revenue decreased 19% to $807.9 million for the year ended December 31, 2015 compared to $994.1 million for the year ended December 31, 2014. Revenue decreased primarily as a result of a decrease in commodity sensor hub and touch controller products sold to the mobile end market, the adverse effect of foreign currency translation associated with the decline of the Euro against the U.S. dollar, and reduced revenue related to our end-of-life legacy products. Microcontroller net revenue represented 69%, 70% and 69% of total net revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Microcontroller segment net revenue increased to $994.1 million for the year ended December 31, 2014 compared to $958.5 million for the year ended December 31, 2013. Revenue increased primarily as a result of stronger demand from the industrial, automotive and communications end markets and the inclusion of revenue from Newport Media, Inc. ("NMI"), which we acquired in July 2014.

Nonvolatile Memory

Nonvolatile Memory segment net revenue decreased 10% to $150.8 million for the year ended December 31, 2015 compared to $166.8 million for the year ended December 31, 2014. The decrease was principally due to a decline in revenue from standard memory products, which was partially offset by stronger demand for secure cryptographic products.

Nonvolatile Memory segment net revenue increased 9% to $166.8 million for the year ended December 31, 2014 from $153.4 million for the year ended December 31, 2013. The increase was mainly due to stronger demand for our EEPROM products and secure cryptographic products.

Automotive

Automotive segment net revenue decreased 9% to $138.7 million for the year ended December 31, 2015 from $153.2 million for the year ended December 31, 2014. This decrease was primarily related to the adverse effect of foreign currency translation associated with the decline of the Euro against the U.S. dollar and reduced revenue related to our end-of-life legacy products, partially offset by an increase in demand for our RF automotive products, including in-vehicle networking products.

Automotive segment net revenue decreased 4% to $153.2 million for the year ended December 31, 2014 from $159.8 million for the year ended December 31, 2013. This decrease was primarily related to a decline in our legacy products that are approaching end-of-life, partially offset by an increase in demand for our RF automotive products.

Multi-Market and Other

Multi-Market and Other segment net revenue decreased to $75.0 million for the year ended December 31, 2015 compared to $99.3 million for the year ended December 31, 2014. The decrease resulted primarily from a decline in our Aerospace business, the adverse effect of foreign currency translation associated with the decline of the Euro against the U.S. dollar, and the exit of our XSense business. On April 16, 2015, we completed the sale of our XSense manufacturing assets and the related licensing of our XSense intellectual property assets, which have been included in this reporting segment. See Note 14 of Notes to Consolidated Financial Statements for further discussion.

Multi-Market and Other segment net revenue decreased 14% to $99.3 million for the year ended December 31, 2014 from $114.8 million for the year ended December 31, 2013. The decrease resulted primarily from a decline in our aerospace business.

Net Revenue by Geographic Area
Our net revenue by geographic area for the year ended December 31, 2015, compared to the years ended December 31, 2014 and 2013, is summarized in the table below. Revenue is attributed to regions based on the location to which we ship. See Note 13 of Notes to Consolidated Financial Statements for further discussion.

	Years Ended
	December 31, 2015	December 31, 2014	Change	% Change
	(in thousands, except for percentages)
Asia	652,380	$811,721	$(159,341)	(20)%
Europe	290,527	359,214	(68,687)	(19)%
United States	204,197	211,532	(7,335)	(3)%
Other*	25,352	30,867	(5,515)	(18)%
Total net revenue	$1,172,456	$1,413,334	$(240,878)	(17)%

	Years Ended
	December 31, 2014	December 31, 2013	Change	% Change
	(in thousands, except for percentages)
Asia	$811,721	$818,703	$(6,982)	(1)%
Europe	359,214	354,409	4,805	1%
United States	211,532	192,878	18,654	10%
Other*	30,867	20,457	10,410	51%
Total net revenue	$1,413,334	$1,386,447	$26,887	2%
_________________________________________
* Primarily includes South Africa, and Central and South America

Net revenue outside the United States accounted for 83%, 85% and 86% of our net revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Our net revenue in Asia decreased $159.3 million, or 20%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The decrease was primarily due to a decline in revenue from the mobile and consumer end markets. Net revenue for the Asia region was 56%, 58% and 59% of total net revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Our net revenue in Asia decreased $7.0 million, or 1%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease was primarily due to weaker demand for the mobility and consumer end markets, partially offset by stronger demand for the industrial end market.

Our net revenue in Europe decreased $68.7 million, or 19%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The decrease resulted primarily from adverse movements of the Euro against the U.S. dollar exchange rate and declining demand in the industrial end market. Net revenue for the Europe region was 25%, 25% and 26% of total net revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Our net revenue in Europe increased $4.8 million, or 1%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase resulted primarily from stronger demand in the automotive and consumer end markets.

Our net revenue in the United States decreased by $7.3 million, or 3%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to decreased demand in the industrial end market, partially offset by increased demand in the communication end markets. Net revenue for the U.S. region was 17%, 15% and 14% of total net revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Our net revenue in the United States increased by $18.7 million, or 10%, for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to increased demand in the automotive and consumer end markets.

Revenue and Costs — Impact from Changes to Foreign Exchange Rates

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies, primarily Euros, was 18%, 20% and 21% of our total net revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Costs denominated in foreign currencies were 19%, 18% and 18% of our total costs for the years ended December 31, 2015, 2014 and 2013, respectively.

Average exchange rates utilized to translate foreign currency revenue and expenses denominated in Euros were approximately 1.11, 1.34 and 1.32 Euros to the dollar for the years ended December 31, 2015, 2014 and 2013, respectively.

For the year ended December 31, 2015, changes in foreign exchange rates based on the average exchange rates referred to above had an unfavorable overall effect on our operating results. Our net revenue for the year ended December 31, 2015, however, would have been approximately $44.2 million higher had the average exchange rate in such year remained the same as the average rate in effect for the year ended December 31, 2014. Our income from operations would have been approximately $5.8 million higher had the average exchange rate in the year ended December 31, 2015 remained the same as the average exchange rate in the year ended December 31, 2014.

The exchange rate for the Euro against the U.S. dollar declined from 1.22 Euros to the dollar at January 1, 2015 to 1.09 Euros to the dollar at December 31, 2015. “Quantitative easing” undertaken by the European Central Bank, economic uncertainties associated with the financial stability of Greece, and similar economic factors affecting the European Union could cause a further decline in the Euro against the U.S. dollar or could introduce other unusual volatility into the foreign currency markets. As a result of these foreign currency exchange rate fluctuations, it may also be more difficult to detect underlying trends in our business and results of operations. We do not currently maintain a program to hedge transactional exposures in foreign currencies. See "Item 1A - Risk Factors" for further discussion.

For the year ended December 31, 2014, changes in foreign exchange rates had a favorable overall effect on our operating results. Our net revenue for the year ended December 31, 2014 would have been approximately $3.7 million lower had the average exchange rate in such year remained the same as the average rate in effect for the year ended December 31, 2013. Our income from operations would have been approximately $3.1 million lower had the average exchange rate in the year ended December 31, 2014 remained the same as the average exchange rate in the year ended December 31, 2013.

Gross Margin

Gross margin was 46.3% for the year ended December 31, 2015 compared to 43.8% for the year ended December 31, 2014. The improvement in gross margin, compared to the same period in 2014, was driven by manufacturing cost improvements, improved margin on new products, and a $7.1 million loss related to the manufacturing facility damage and unplanned shutdown at our Colorado Springs plant that occurred in December 2013 and continued into early 2014.

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

Inventory decreased to $257.4 million at December 31, 2015 from $278.2 million at December 31, 2014, primarily due to lower builds in response to lower customer demand, although the number of days of inventory increased to 167 days from 123 days, respectively.

 For the year ended December 31, 2015, we manufactured approximately 62% of our products in our own wafer fabrication facility compared to 58% for the year ended December 31, 2014.

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

Research and Development

Research and development ("R&D") expenses decreased 16%, or $44.4 million, to $230.2 million for the year ended December 31, 2015 from $274.6 million for the year ended December 31, 2014. The decrease in R&D expenses compared to the same period in 2014, was primarily due to a reduction in XSense R&D expense, favorable exchange rate movements and enhanced cost controls. As a percentage of net revenue, R&D expenses totaled 20% for the year ended December 31, 2015 and 19% for the year ended December 31, 2014.

R&D expenses increased 3%, or $8.2 million, to $274.6 million for the year ended December 31, 2014 from $266.4 million for the year ended December 31, 2013. R&D expenses increased, compared to the same period in 2013, primarily due to R&D expense related to our acquisition of NMI and the reversal of share-based compensation expense in 2013 allocated to R&D as a result of not meeting performance targets under our 2011 Long-Term Incentive Plan. Those increases were partially offset by higher R&D tax credits. As a percentage of net revenue, R&D expenses totaled 19% for both the years ended December 31, 2014 and December 31, 2013.

We receive R&D grants from various European research organizations, the benefit of which is recognized as an offset to related research and development costs. We recognized benefits of $5.8 million, $4.0 million and $5.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses decreased 6%, or $15.5 million, to $246.6 million for the year ended December 31, 2015 from $262.0 million for the year ended December 31, 2014. The decrease in SG&A expenses, compared to the same period in 2014, was primarily due to favorable exchange rate movements, partially offset by the merger-related expense of $11.6 million, principally for outside financial advisory, legal, and related fees and expenses associated with our strategic transaction process in the year ended December 31, 2015. As a percentage of net revenue, SG&A expenses totaled 21% for the year ended December 31, 2015, compared to 19% for the year ended December 31, 2014.

SG&A expenses increased 10%, or $24.5 million, to $262.0 million for the year ended December 31, 2014 from $237.6 million for the year ended December 31, 2013. The increase in SG&A expenses, compared to the same period in 2013, primarily related to the reversal of shared-based compensation expense allocated to SG&A in the year ended December 31, 2013 as we did not meet our performance targets under our 2011 Long-Term Incentive Plan and the write-off of a doubtful accounts receivable from a contract manufacturer in 2014. As a percentage of net revenue, SG&A expenses totaled 19% for the year ended December 31, 2014, compared to 17% for the year ended December 31, 2013.

Share-Based Compensation

We primarily issue restricted stock units to our employees as equity compensation. Eligible employees may also participate in an Employee Stock Purchase Program ("ESPP") that offers the ability to purchase stock through payroll withholdings at a discount to the market price. Pursuant to the terms of the Merger Agreement, the ESPP will be terminated prior to the Effective Time of the Merger. We did not issue stock options to our employees as equity compensation in any of the years ended December 31, 2015, 2014 and 2013. Share-based compensation expense for any stock options and ESPP shares is based on the fair value of the award at the measurement date (grant date). The compensation amount for those options is calculated using a Black-Scholes option valuation model.

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

The following table summarizes share-based compensation included in operating results:

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Cost of revenue	$5,900	$6,356	$5,889
Research and development	14,172	17,569	14,852
Selling, general and administrative	31,320	35,754	22,383
Total share-based compensation expense, before income taxes	51,392	59,679	43,124
Tax benefit	(11,144)	(11,423)	(7,707)
Total share-based compensation expense, net of income taxes	$40,248	$48,256	$35,417

In August 2015, we granted 0.6 million performance-based restricted units applicable for the 2016 performance period. The performance criteria for those performance-based restricted units had not been established prior to the date on which the Company entered into its merger agreement with Dialog. In connection with the Dialog merger, Atmel’s Board of Directors determined that the units granted in August 2015, for which performance criteria had not yet been established, would be converted, contingent upon the occurrence of that merger transaction (which was subsequently reaffirmed by the Board of Directors in connection with the Microchip Merger), into time-based awards vesting through November 15, 2018.

In December 2014, we adopted the Atmel 2015 Long-Term Performance-Based Incentive Plan (the “2015 Plan”), which provided for the grant of performance-based restricted stock units to Company participants. Performance metrics for the 2015 Plan were based on our publicly-reported non-GAAP earnings per share growth rate from 2014 to 2015 (calculated for the fiscal years ended 2014 and 2015, respectively) compared to the adjusted earnings per share growth rates of companies included within the Philadelphia Semiconductor Sector Index during the same period. We recorded total share-based compensation expense related to the 2015 Plan performance-based restricted stock units of $2.7 million and $0.3 million for the years ended December 31, 2015 and 2014. In connection with the Dialog merger and consistent with the terms of the 2015 Plan and information then available, Atmel’s Board of Directors determined that 57.0% of the target awards should vest contingent upon, and immediately prior to, the occurrence of that merger transaction (which was subsequently reaffirmed by the Board of Directors in connection with the Microchip Merger), with the remaining 2015 PRSUs converted into time-based awards that vest through November 15, 2017.

In December 2013, we adopted the Atmel 2014 Long-Term Performance-Based Incentive Plan (the “2014 Plan”), which ended on December 31, 2014. We recorded total share-based compensation expense related to performance-based restricted stock units of $2.0 million and $2.6 million under the 2014 Plan in the years ended December 31, 2015 and 2014, respectively.

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

Acquisition-Related Charges

We recorded total acquisition-related charges of $12.5 million, $13.8 million and $5.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to our acquisitions of NMI in July 2014, and Integrated Device Technology (“IDT”) in March 2013.

Included in those acquisition-related charges is amortization of $9.5 million, $8.9 million and $6.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog. We estimate that charges related to amortization of intangible assets will be approximately $8.4 million for 2016.

We also recorded other compensation related charges (credit) for these acquisitions of $3.1 million, $2.3 million and $(0.5) million for the years ended December 31, 2015, 2014 and 2013, respectively, related to our acquisitions noted above.

 Restructuring Charges

See Note 15 of Notes to Consolidated Financial Statements for the summary of activity related to the accrual for restructuring charges detailed by event.

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

2015 Restructuring Charges

Restructuring charges were recorded in the first and second quarter of 2015. The charges primarily related to workforce reductions, principally in the U.S., in connection with our decision to exit the XSense business and workforce reductions and other costs in connection with our decision to shut down an assembly operations plant in the Philippines. These actions, which are consistent with management's approval of the restructuring plan and the communication to affected employees, were intended to align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. The 2015 restructuring charges were partially reduced by pension curtailment gains upon termination of employees affected by the France restructuring action initiated in the fourth quarter of 2014 and the Philippines restructuring action initiated in the second quarter of 2015, and gain on sale of certain equipment located in the Philippines.

All employees affected by the Philippines and XSense restructuring ceased active service as of September 30, 2015.

2014 Restructuring Charges

Restructuring charges were recorded in the third and fourth quarter of 2014. The charges primarily related to workforce reductions at our subsidiaries in Rousset, France ("Rousset") and Nantes, France (“Nantes”). These actions were intended to align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. In connection with formulating this restructuring plan, during the third and fourth quarters of 2014, we confidentially negotiated and developed a “social plan” in coordination and consultation with the local Works Council. This social plan, which is subject to French law, set forth general parameters, terms and benefits for both voluntary and involuntary employee dismissals.

All employees affected by the France restructuring ceased active service as of December 31, 2015.

2013 Restructuring Charges

Restructuring charges were recorded in the first and third quarters of 2013. The charge in the first quarter of 2013 was primarily related to workforce reductions at our subsidiaries in Rousset, Nantes, and Heilbronn, Germany ("Heilbronn"). The charge in the third quarter of 2013 related primarily to workforce reduction in the U.S. and Norway.

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

We anticipate all affected employees will cease active service on or before the end of the fourth quarter of 2016. We are not expecting significant changes to the plan or material modifications or changes after implementation.

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

Based on the information available to us as of the date of this Form 10-K, the dates on which employees affected by the restructurings in 2013, 2014 and 2015 as described above ceased or are currently expected to cease their service with us, and assuming the absence of material labor discord, litigation or other unforeseen issues arising with respect to those matters, we believe that the estimated annual savings from the restructuring actions described above will be approximately $75.0 million, comprising approximately $25.0 million from cost of sales, approximately $41.0 million from research and development expense and approximately $9.0 million from selling, general and administrative expense. Actual savings realized may differ, however, if our assumptions are incorrect or if other unanticipated events occur. Savings may also be offset, or additional expenses incurred, if, and when, we make additional investments in labor, materials or capital in our business in the future. Savings achieved in connection with one series of restructuring activities may not necessarily be indicative of savings that may be realized in other restructuring activities nor may the timing of savings realized in connection with our restructuring actions be similar to, or consistent with, the timing of benefits realized in other restructuring activities that we may undertake at any time.

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

Gain on Sale of Assets

Sale of Heilbronn Real Estate

On September 23, 2015, we completed the sale to an unrelated party of our real estate holdings in Heilbronn, Germany and our equity interest in a privately-held company that provides facilities services to the tenants at that property for a total of $11.5 million. We also entered into an agreement with the same party to lease back a portion of the office space for a three-year period. The total gain of $3.1 million was reduced by our proportionate share of the investee’s equity adjustments for other comprehensive income of $2.1 million upon discontinuation of the equity investment. A portion of the gain equivalent to the present value of the minimum lease payments associated with the sale-leaseback transaction of $1.1 million will be recognized as a reduction to rent expense over the three-year lease term. During the year ended December 31, 2015, we recognized $0.2 million of loss on sale of assets included in the Consolidated Statement of Operations.

Sale of XSense

On April 16, 2015, we completed the sale of XSense touch sensor assets to UniPixel, Inc. In connection with the transaction, we transferred our XSense related manufacturing assets to UniPixel, which is also assuming related operating costs, and separately licensed to UniPixel our XSense patent portfolio and other intellectual property, which we have retained. The intellectual property licenses have an initial five-year term, renewable by UniPixel for an additional ten-year term. We will receive minimum royalties during the initial five-year term equal to $16.3 million, of which $9.3 million was prepaid in cash at the close of the transaction. Under the terms of the patent license agreement, we licensed to UniPixel our pending, published or issued XSense patents as of the close of the transaction and, subject to certain exclusions, any other patents owned or licensable by us during the license period to the extent such patents are necessary to make, use, sell or otherwise dispose of licensed XSense products. We also agreed to lease facilities and provided transitional support to UniPixel for a limited period of time.

Upon closing of this transaction, we recognized a gain of $2.2 million. See Note 14 of Notes to Consolidated Financial Statements for further discussion.

North Tyneside

In connection with our 2007 sale of land and other assets in North Tyneside, England, we had previously sold a portion of our net operating loss carryforwards related to our North Tyneside operations. Following the closure by the relevant tax authorities of matters relating to the surrender of those net operating losses, we recorded a gain of $4.4 million, net of related fees of $0.5 million, as gain on sale of assets and $1.3 million as interest income in our consolidated statement of operations for the year ended December 31, 2014. See Note 14 of Notes to Consolidated Financial Statements for further discussion.

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

Interest and Other Income (Expense), Net

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Interest and other income (expense)	$1,117	$(199)	$1,911
Interest expense	(2,681)	(2,618)	(2,208)
Foreign exchange transaction gains	9,098	812	2,256
Total	$7,534	$(2,005)	$1,959

Interest and other income (expense), net, resulted in income of $7.5 million for the year ended December 31, 2015 compared to an expense of $2.0 million for the year ended December 31, 2014 primarily due to higher net foreign exchange gains in 2015 and a gain on sale of investment in privately-held companies of $1.3 million in 2015. We continue to have balance sheet exposure in foreign currencies subject to exchange rate fluctuations and may incur further gains or losses in the future as a result of such foreign exchange exposures.

Interest and other income (expense), net, resulted in expense of $2.0 million for the year ended December 31, 2014 compared to income of $2.0 million for the year ended December 31, 2013 primarily due to higher interest and other expense and lower net foreign exchange gains. Included in interest expense was $0.9 million of expense due to borrowings under the Credit Agreement which was used in our acquisition of NMI. Included in interest and other (expense) income, was our proportionate share of losses from an investment in a privately-held company that provides facilities services to our site in Heilbronn Germany; these losses were accounted for under the equity method and equaled $2.0 million for the year ended December 31, 2014. We sold our equity interest in the privately-held company during 2015. See Note 14 of Notes to Consolidated Financial Statements for further discussion.

Provision for Income Taxes
We recorded a provision for income taxes of $31.4 million, $22.0 million and $21.5 million in the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2015, our effective tax rate was higher than the U.S. statutory federal income tax rate of 35%, primarily due to a decrease of profits in jurisdictions with lower tax rates, gain recognition on sale of capital assets, taxes on the intercompany transfer of assets, and nondeductible costs associated with the pending acquisition, partially offset by the benefit of the U.S. research and development tax credit, which was reinstated in Q4 2015. For the year ended December 31, 2014, the effective tax rate is higher than the 35% U.S. federal statutory income tax rate primarily due to higher taxes and related reserves in non-U.S. jurisdictions, partially offset by the benefit of the U.S. research and development tax credit, which was reinstated in Q4 2014. For the year ended December 31, 2013, the effective tax rate was higher than the 35% U.S. federal statutory rate primarily due to tax reserves related to an ongoing non-U.S audit and a non-U.S. audit settlement.
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

Liquidity and Capital Resources

At December 31, 2015, we had $210.3 million of cash and cash equivalents, compared to $206.9 million at December 31, 2014. The increase in cash and cash equivalents resulted principally from a decrease in business acquisitions, common stock repurchases and capital purchases of fixed assets that were offset by timing of vendor payables. Our current asset to liability ratio, calculated as total current assets divided by total current liabilities, was 3.31 at December 31, 2015 compared to 2.71 at December 31, 2014. Working capital, calculated as total current assets less total current liabilities, decreased to $487.2 million at December 31, 2015, compared to $502.7 million at December 31, 2014. The decrease was partly due to our early adoption of ASU No. 2015-17 on a prospective basis which required the reclassification of $35.5 million of deferred tax assets from current to noncurrent assets as of December 31, 2015 without retrospectively adjusting the corresponding prior year amount of $45.5 million. Cash provided by operating activities was $105.8 million and $179.8 million for the years ended December 31, 2015 and 2014, respectively, and capital expenditures totaled $28.8 million and $44.7 million for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, of the $210.3 million aggregate cash and cash equivalents and short-term investments held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $194.6 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

Senior Secured Revolving Credit Facility

On December 6, 2013, we entered into a five-year $300.0 million, senior secured revolving credit facility, the terms of which are set forth in a Credit Agreement. We may increase the aggregate availability under the credit facility through a customary “accordion” feature in an amount not to exceed $250.0 million.

Borrowings under the credit facility are available for general corporate purposes, including working capital, stock repurchases, acquisitions and other purposes. The credit facility matures on the earlier of December 6, 2018 or 180 days prior to the maturity date of any Permitted Convertible Notes (as defined in the credit facility) if we do not otherwise have available sufficient unrestricted cash and other investments to redeem the “Permitted Convertible Notes.”

Interest on the borrowed amounts equals the applicable periodic LIBOR rate, plus 1.25% per annum, and was $1.6 million and $0.9 million for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, after principal repayments, we had $55.0 million of outstanding in borrowings and $245.0 million available under the Facility and we were in compliance with all our financial covenants under the Credit Agreement.

On January 20, 2016, we borrowed $137.0 million to fund the termination fee payable to Dialog in connection with the termination of the Dialog merger agreement. We do not expect to make any further repayments of principal pending completion of our Merger with Microchip.

Other Debt Obligations

We had other debt obligations amounting to $8.9 million as of December 31, 2014, of which $7.3 million related to an amount previously advanced from a foreign government and the remaining balance of $1.6 million related to a loan owed to privately-held company in which we had owned an equity interest until September 2015. Both debt obligations were repaid in full in 2015.

Operating Activities

Net cash provided by operating activities was $105.8 million for the year ended December 31, 2015, compared to $179.8 million for the year ended December 31, 2014. Net cash provided by operating activities for the year ended December 31, 2015 was determined primarily by adjusting net income of $26.9 million for non-cash depreciation and amortization charges of $55.0 million, share-based compensation charges of $51.4 million, and giving effect to movements in working capital accounts.

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

Accounts receivable decreased by 12% or $26.5 million to $195.5 million at December 31, 2015, from $222.0 million at December 31, 2014. The average number of days of accounts receivable outstanding increased to 68 days for the three months ended December 31, 2015 from 58 days for the three months ended December 31, 2014, primarily due to greater shipments in the last month of year ended December 31, 2015 in comparison to the last month of the year ended December 31, 2014.

Inventories decreased to $257.4 million at December 31, 2015 from $278.2 million at December 31, 2014. Inventories consist of raw wafers, purchased foundry wafers, work-in-progress and finished units. Our number of days of inventory increased to 167 days for the three months ended December 31, 2015 from 123 days for the three months ended December 31, 2014, primarily due to the impairment of the XSense manufacturing assets of $26.6 million taken during the fourth quarter of 2014, and to a lesser extent, the decline in revenue during the three months ended December 31, 2015.

Trade accounts payable and accrued and other current liabilities decreased by 27% or $64.7 million to $172.5 million at December 31, 2015 from $237.2 million at December 31, 2014 primarily due to lower expenditures for capital purchases and enhanced cost controls.

Investing Activities

Net cash used in investing activities was $5.8 million for the year ended December 31, 2015, compared to $181.3 million for the year ended December 31, 2014. The decrease in cash used in investing activities period-over-period was primarily due to cash paid of $139.6 million for the acquisition of NMI during 2014. For the year ended December 31, 2015, we paid $28.8 million for acquisitions of fixed assets as compared to $44.7 million in the year ended December 31, 2014. The use of cash was partially offset by proceeds from the sale of Heilbronn Real Estate of $11.5 million, sale of the XSense assets of $8.9 million, and sales of investments in privately-held companies of $3.8 million.

Net cash used in investing activities was $181.3 million for the year ended December 31, 2014, compared to $59.1 million for the year ended December 31, 2013. For the year ended December 31, 2014, we paid $44.7 million for acquisitions of fixed assets as compared to $35.1 million in the year ended December 31, 2013. For the year ended December 31, 2014, we paid $139.6 million for acquisitions of businesses, net of cash acquired, as compared to $25.9 million for the year ended December 31, 2013.

Our merger agreement with Microchip contains restrictions on our ability to make capital expenditures. Pending completion of that transaction, we do not anticipate undertaking material capital expenditures in 2016.

Financing Activities

Net cash used in financing activities was $96.1 million and $66.7 million for the years ended December 31, 2015 and 2014, respectively. The increase in cash used in financing activities year-over-year was primarily due to the borrowings of $90.0 million under the credit facility to assist with the acquisition of NMI during 2014. Stock repurchases totaled $12.0 million in the year ended December 31, 2015, compared to stock repurchases of $130.4 million in the year ended December 31, 2014, cash dividends aggregated to $50.2 million and principal repayments under the credit facility were $29.1 million. Tax payments related to shares withheld for vested restricted stock units were $20.3 million for the year ended December 31, 2015, compared to $25.1 million for the year ended December 31, 2014. Proceeds from the issuance of common stock related to exercises of stock options and our employee stock purchase plan totaled $14.0 million and $13.5 million for the years ended December 31, 2015 and 2014, respectively.

Net cash used in financing activities was $66.7 million and $88.6 million for the years ended December 31, 2014 and 2013, respectively. The cash used was primarily related to stock repurchases of $130.4 million in the year ended December 31, 2014, compared to stock repurchases of $87.8 million in the year ended December 31, 2013 and tax payments related to shares withheld for vested restricted stock units of $25.1 million for the year ended December 31, 2014, compared to $20.3 million for the year ended December 31, 2013. During the year ended December 31, 2014, we borrowed $90.0 million under the credit facility to assist with the acquisition of NMI and made principal repayments of $15.0 million during the fourth quarter of 2014. During the year ended December 31, 2014, we repurchased 16.3 million shares of our common stock in the open market and subsequently retired those shares under our existing stock repurchase program. Proceeds from the issuance of common stock related to exercises of stock options and our employee stock purchase plan totaled $13.5 million and $22.9 million for the years ended December 31, 2014 and 2013, respectively.

We are not permitted to make dividend payments to our stockholders under the terms of the Merger Agreement.

We believe our existing balances of cash and cash equivalents, together with anticipated cash flow from operations, and borrowing availability under our credit facility will be sufficient to meet our liquidity and capital requirements over the next twelve months. We also expect our operations to generate positive cash flow over that twelve month period.

Since a substantial portion of our operations is conducted through our foreign subsidiaries, our cash flow, ability to service debt, and payments to vendors are partially dependent upon the liquidity and earnings of our subsidiaries as well as the distribution of those earnings, or repayment of loans or other payments of funds by those subsidiaries, to us. Our foreign subsidiaries are separate and distinct legal entities and may be subject to local legal or tax requirements, or other restrictions that may limit their ability to transfer funds to other group entities, including the U.S. parent entity, whether by dividends, distributions, loans or other payments.

During 2016 and in future years, our ability to make necessary capital investments or strategic acquisitions, or to pay cash dividends, will depend on our ability to continue to generate sufficient cash flow from operations and to obtain adequate financing if necessary. We believe we have sufficient working capital to fund our future operations, with $210.3 million in cash and cash equivalents as of December 31, 2015, expected future cash flows from operations, and borrowing availability under our credit facility or other financing arrangements.

Off-Balance Sheet Arrangements (Including Guarantees)

See the paragraph under the heading “Guarantees” in Note 11 of Notes to Consolidated Financial Statements for a discussion of off-balance sheet arrangements.

Contractual Obligations
The following table describes our commitments to settle contractual obligations in cash as of December 31, 2015. See Note 10 of Notes to Consolidated Financial Statements for further discussion.

	Payments Due by Period
Contractual Obligations:	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Debt including interest expense (a)	$1,517	$57,927	$—	$—	$59,444
Capital purchase commitments	2,175	—	—	—	2,175
Manufacturing suppliers open commitments	21,792	—	—	—	21,792
Estimated pension plan benefit payments (b)	673	1,397	2,120	8,472	12,662
Operating leases (c)	10,939	15,729	14,099	11,606	52,373
Other obligations (d)	7,762	8,317	—	—	16,079
Total	$44,858	$83,370	$16,219	$20,078	$164,525

(a)
Borrowings under the Credit Agreement which mature on December 6, 2018. On January 20, 2016, we borrowed $137.0 million to fund the termination fee payable to Dialog in connection with the termination of the Dialog merger agreement.

(b)
The "More than 5 years" amount represents the estimated payments to be made in years 5 through 10. Estimated payments beyond 10 years are not practical to estimate. See Note 12 to the Notes to Consolidated Financial Statements for further discussion.

(c)	Operating leases include the San Jose headquarters lease of $35.9 million and other worldwide operating leases of $16.5 million.

(d)	Other obligations consist of $16.1 million of obligations relating to software rights.

The contractual obligation table above excludes certain estimated tax liabilities of $50.2 million as of December 31, 2015, because we cannot make a reliable estimate of the timing of tax audits, related outcomes and related future tax payments. However, these estimated tax liabilities for uncertain tax positions are included in our consolidated balance sheet. See Notes 2 and 11 of Notes to Consolidated Financial Statements for further discussion.

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.

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

We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers' inability to make required payments. We make our estimate of the uncollectibility of our accounts receivable by analyzing specific customer creditworthiness, historical bad debts and current economic trends. The allowance for doubtful accounts was approximately $5.9 million for both years ended December 31, 2015 and 2014.

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

Depreciation and amortization, over specified periods, may be affected by any change in estimated useful lives. Depreciation expense is a major element of our manufacturing cost structure. We begin depreciation on new equipment when it is ready for its intended use. The aggregate amount of fixed assets under construction for which depreciation was not being recorded was approximately $7.0 million and $9.8 million as of December 31, 2015 and 2014, respectively.

Valuation of Goodwill and Intangible Assets

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. We review goodwill and intangible assets with indefinite lives for impairment annually at the beginning of the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. While we are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for our annual goodwill impairment test in the fourth quarter of fiscal 2015, we performed a quantitative test for all of our reporting units with goodwill. The performance of the test involves a two-step process. The first step requires comparing the fair value of each of our reporting units to its net book value, including goodwill. We have three reporting units with goodwill, the fair values of which are determined based on an income approach, whereby we calculate the fair value of the reporting unit based on the present value of estimated future cash flows, which are formed by evaluating operating plans. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We have not been required to perform this second step of the process because the fair value of our reporting units have exceeded their net book value for the year ended December 31, 2015.

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

Share-Based Compensation

We determine the fair value of options and ESPP on the measurement date utilizing an option-pricing model, which is affected by our common stock price as well as a change in assumptions regarding a number of subjective variables. These variables include, but are not limited to: expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors during the expected period between the stock option vesting date and the stock option exercise date. For performance-based restricted stock units, we are required to assess the probability of achieving certain financial objectives at the end of each reporting period. Based on the assessment of this probability, which requires subjective judgment, we record share-based compensation expense before the performance criteria are actually fully achieved, which may then be reversed in future periods if we determine that it is no longer probable that the objectives will be achieved. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures. The fair value of a restricted stock unit is equivalent to the market price of our common stock on the measurement date discounted for expected future dividends. We recognize stock-based compensation expense on a straight-line basis over the service period of each separately vesting portion of the award, which is generally three years.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The U.S. dollar experienced substantial appreciation against the Euro during 2015. Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. We expect the Euro to experience further volatility, and possible further declines in 2016. That volatility and those declines, if substantial, may adversely affect our reported revenue and gross margin. Those same decreases may also cause reductions in our operating costs, although those decreases may not fully offset decreases in gross margin. See Item 1A - Risk Factors for further discussion.

When we take an order denominated in a foreign currency we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be affected by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, all costs will increase if the local currency strengthens against the dollar. This impact is determined assuming that all foreign currency denominated transactions that occurred for the year ended December 31, 2015 were recorded using the average foreign currency exchange rates in the year ended December 31, 2014. We do not use derivative instruments to hedge our foreign currency risk. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion on impacts from changes to foreign exchange rates on revenue and cost.

We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 19% and 18% of our accounts receivable were denominated in foreign currency as of December 31, 2015 and 2014, respectively.

Similarly, we face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 4% and 5% our accounts payable were denominated in foreign currencies at December 31, 2015 and 2014, respectively. Approximately $7.3 million of our debt obligations were denominated in foreign currencies at December 31, 2014 and was repaid in full in 2015. We have not historically sought to hedge our foreign currency exposure, although we may determine to do so in the future.

There remains ongoing uncertainty regarding the future of the Euro as a common currency and the Eurozone. While we continue to monitor the situation, the elimination of the Euro as a common currency, the withdrawal of member states from the Eurozone, or other events affecting the liquidity, volatility or use of the Euro could have a significant effect on our revenue and operations.

Liquidity and Valuation Risk

        Approximately $1.1 million of our investment portfolio is invested in auction-rate securities at December 31, 2015 and 2014.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Atmel Corporation
Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013	50
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013	51
Consolidated Balance Sheets as of December 31, 2015 and 2014	52
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	53
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013	55
Notes to Consolidated Financial Statements	56
Report of Independent Registered Public Accounting Firm - KPMG LLP	89
Financial Statement Schedules
The following Financial Statement Schedules for the years ended December 31, 2015, 2014 and 2013 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto:
Schedule II Valuation and Qualifying Accounts	90
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto

Supplementary Financial Data
Unaudited Selected Quarterly Financial Data for the Years Ended December 31, 2015 and 2014	91

Atmel Corporation
Consolidated Statements of Operations

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands, except for per share data)
Net revenue	$1,172,456	$1,413,334	$1,386,447
Operating expenses
Cost of revenue	629,429	794,704	812,822
Research and development	230,212	274,568	266,408
Selling, general and administrative	246,559	262,031	237,559
Acquisition-related charges	12,526	13,767	5,534
Restructuring charges	4,595	13,882	50,026
Recovery of receivables from foundry supplier	—	(485)	(600)
Gain on sale of assets	(1,626)	(4,364)	(4,430)
Settlement charges	—	—	21,600
Total operating expenses	1,121,695	1,354,103	1,388,919
Income (loss) from operations	50,761	59,231	(2,472)
Interest and other income (expense), net	7,534	(2,005)	1,959
Income (loss) before income taxes	58,295	57,226	(513)
Provision for income taxes	(31,393)	(22,018)	(21,542)
Net income (loss)	26,902	35,208	(22,055)
Less: net income attributable to noncontrolling interest, net of taxes	(11)	(3,013)	—
Net income (loss) attributable to Atmel	$26,891	$32,195	$(22,055)
Basic net income (loss) per share attributable to Atmel:
Net income (loss) per share	$0.06	$0.08	$(0.05)
Weighted-average shares used in basic net income (loss) per share calculations	418,759	419,103	427,460
Diluted net income (loss) per share attributable to Atmel:
Net income (loss) per share	$0.06	$0.08	$(0.05)
Weighted-average shares used in diluted net income (loss) per share calculations	420,287	420,910	427,460
Cash dividends declared and paid per share	$0.12	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Net income (loss)	$26,902	$35,208	$(22,055)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax benefit (expense)	(11,342)	(13,899)	3,325
Actuarial gains (losses) related to defined benefit pension plans, net of tax benefit (expense) of $4,561 in 2015, $2,826 in 2014 and $(1,210) in 2013	7,096	(6,309)	2,913
Unrealized holding (losses) gains on investments arising during period, net of tax benefit	(1,364)	(771)	147
Reclassification adjustment from sale of investments	2,137	—	—
Other comprehensive (loss) income	(3,473)	(20,979)	6,385
Total comprehensive income (loss)	23,429	14,229	(15,670)
Net income attributable to noncontrolling interest, net of taxes	(11)	(3,013)	—
Comprehensive income (loss) attributable to Atmel	$23,418	$11,216	$(15,670)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
	(in thousands, except for par value)
ASSETS
Current assets
Cash and cash equivalents	$210,252	$206,937
Accounts receivable, net of allowance for doubtful accounts of $5,861 and $5,945, respectively	195,481	222,021
Inventories	257,376	278,242
Prepaids and other current assets	35,299	89,101
Total current assets	698,408	796,301
Fixed assets, net	131,154	158,281
Goodwill	188,237	191,088
Intangible assets, net	38,943	50,286
Other assets	203,676	166,348
Total assets	$1,260,418	$1,362,304
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$59,470	$97,467
Accrued and other liabilities	113,012	139,696
Deferred income on shipments to distributors	38,710	49,059
Current portion of long-term debt	—	7,413
Total current liabilities	211,192	293,635
Long-term debt	55,000	75,000
Other long-term liabilities	117,542	123,670
Total liabilities	383,734	492,305
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	—	—
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 421,310 at December 31, 2015 and 416,178 at December 31, 2014, respectively	421	416
Additional paid-in capital	790,249	756,760
Accumulated other comprehensive loss	(11,655)	(8,182)
Retained earnings	94,645	117,992
Total Atmel stockholders’ equity	873,660	866,986
Noncontrolling interest	3,024	3,013
Total stockholders' equity	876,684	869,999
Total liabilities and stockholders’ equity	$1,260,418	$1,362,304

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
Consolidated Statements of Cash Flows

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Cash flows from operating activities
Net income (loss)	$26,902	$35,208	$(22,055)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	55,028	60,152	75,084
Curtailment gain	(1,699)	—	(1,607)
Gain from foundry arrangement	—	—	(3,034)
Realized gain on sales of investments in privately-held companies	(1,317)	—	—
Recovery of receivables from foundry supplier	—	(485)	(600)
(Recovery) provision for doubtful accounts	(98)	4,054	(22)
Asset impairment charges	—	26,624	7,502
Gains on sale of assets, net	(1,626)	(4,364)	(886)
Deferred income taxes	16,063	18,507	(8,660)
Write-off of equipment deposit	—	1,730	—
Realized gain on short-term investments	—	(385)	—
Accretion of interest on long-term debt	1,272	1,756	1,113
Share-based compensation expense	51,392	59,679	43,124
Excess tax benefit on share-based compensation	(1,575)	(1,601)	(2,260)
Other non-cash (gains) losses, net	(6,929)	(6,881)	(1,201)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	26,638	(17,070)	(18,171)
Inventories	21,041	3,922	69,460
Current and other assets	9,090	1,253	(14,050)
Trade accounts payable	(34,851)	(332)	(13,655)
Accrued and other liabilities	(32,266)	(10,161)	12,912
Income taxes payable	(10,940)	1,717	(9,238)
Deferred income on shipments to distributors	(10,349)	6,465	13,368
Net cash provided by operating activities	105,776	179,788	127,124
Cash flows from investing activities
Acquisitions of fixed assets	(28,752)	(44,693)	(35,117)
Proceeds from sale of business	—	3,219	5,092
Proceeds from sale of assets	21,191	73	3,100
Proceeds from sales of investments in privately-held companies	3,817	—	—
Acquisition of businesses, net of cash acquired	—	(139,580)	(25,852)
Acquisitions of intangible assets	(2,025)	(3,341)	(6,328)
Sales or maturities of marketable securities	—	3,071	—
Net cash used in investing activities	(5,769)	(181,251)	(59,105)
Cash flows from financing activities
Proceeds from issuance of debt	—	90,000	—
Principal payments on debt and capital leases	(29,094)	(16,353)	(3,644)
Debt issuance cost	—	—	(2,051)
Repurchases of common stock	(11,984)	(130,383)	(87,781)
Payment of dividends	(50,238)	—	—
Proceeds from issuance of common stock	13,974	13,538	22,948
Tax payments related to shares withheld for vested restricted stock units	(20,284)	(25,128)	(20,315)
Excess tax benefit on share-based compensation	1,575	1,601	2,260
Net cash used in financing activities	(96,051)	(66,725)	(88,583)
Effect of exchange rate changes on cash and cash equivalents	(641)	(1,756)	4,075
Net increase (decrease) in cash and cash equivalents	3,315	(69,944)	(16,489)
Cash and cash equivalents at beginning of the period	206,937	276,881	293,370
Cash and cash equivalents at end of the period	$210,252	$206,937	$276,881

Supplemental cash flow disclosures:
Interest paid	$1,346	$860	$912
Income taxes paid (refund)	$7,526	$(7,300)	$13,761

Supplemental non-cash investing and financing activities disclosures:
(Decrease) increase in accounts payable related to fixed assets purchases	$(3,194)	$(1,393)	$4,825
Decrease in liabilities related to intangible assets purchases	$(2,025)	$(3,341)	$(6,328)

The accompanying notes are an integral part of these Consolidated Financial Statements.

12
Atmel Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (loss) Income		Noncontrolling Interest
	Shares	Par Value			Retained Earnings		Total
	(in thousands)
Balances, December 31, 2012	428,593	$429	$881,945	$6,412	$107,852	$—	$996,638
Net loss	—	—	—	—	(22,055)	—	(22,055)
Other comprehensive loss	—	—	—	6,385	—	—	6,385
Share-based compensation expense	—	—	42,454	—	—	—	42,454
Equity related restructuring charges	—	—	566	—	—	—	566
Tax benefit on share-based compensation expense	—	—	(913)	—	—	—	(913)
Exercise of stock options	2,990	3	12,340	—	—	—	12,343
Issuance of common stock under employee stock purchase plan	1,920	2	10,603	—	—	—	10,605
Vested restricted stock units	7,335	7	(7)	—	—	—	—
Shares withheld for employee taxes related to vested restricted stock units	(3,256)	(4)	(20,311)	—	—	—	(20,315)
Repurchase of common stock	(12,192)	(12)	(87,769)	—	—	—	(87,781)
Balances, December 31, 2013	425,390	425	838,908	12,797	85,797	—	937,927
Net income attributable to Atmel Corporation	—	—	—	—	32,195	—	32,195
Other comprehensive income	—	—	—	(20,979)	—	—	(20,979)
Noncontrolling interest	—	—	—	—	—	3,013	3,013
Share-based compensation expense	—	—	59,816	—	—	—	59,816
Exercise of stock options	603	—	2,362	—	—	—	2,362
Issuance of common stock under employee stock purchase plan	1,695	2	11,166	—	—	—	11,168
Vested restricted stock units	7,972	8	—	—	—	—	8
Shares withheld for employee taxes related to vested restricted stock units	(3,211)	(3)	(25,125)	—	—	—	(25,128)
Repurchase of common stock	(16,271)	(16)	(130,367)	—	—	—	(130,383)
Balances, December 31, 2014	416,178	416	756,760	(8,182)	117,992	3,013	869,999
Net income attributable to Atmel Corporation	—	—	—	—	26,891	—	26,891
Other comprehensive loss	—	—	—	(3,473)	—	—	(3,473)
Noncontrolling interest	—	—	—	—	—	11	11
Cash dividend	—	—	—	—	(50,238)	—	(50,238)
Share-based compensation expense	—	—	51,788	—	—	—	51,788
Exercise of stock options	709	—	2,874	—	—	—	2,874
Issuance of common stock under employee stock purchase plan	1,634	2	11,098	—	—	—	11,100
Vested restricted stock units	6,723	7	(7)	—	—	—	—
Shares withheld for employee taxes related to vested restricted stock units	(2,485)	(3)	(20,281)	—	—	—	(20,284)
Repurchase of common stock	(1,449)	(1)	(11,983)	—	—	—	(11,984)
Balances, December 31, 2015	421,310	$421	$790,249	$(11,655)	$94,645	$3,024	$876,684

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Atmel Corporation (collectively, including its wholly-owned subsidiaries, "Atmel" or the "Company") is one of the world’s leading suppliers of general purpose microcontrollers, which are self-contained computers-on-a-chip. This product focus has enabled the Company to develop and maintain a diversified, global customer base that incorporates its semiconductors into industrial products, automotive systems, digital consumer products, mobile computing devices, communications networks, and other electronics in which the Company's products provide embedded processing and critical interface functions. Leveraging the Company's microcontroller technology and experience integrating silicon and firmware, the Company delivers market leading “capacitive touch” solutions for mobile, industrial, consumer and automotive markets. The Company's cryptographic products offer highly secure solutions for reliable device protection and authentication. These products also enable secure storage of sensitive and confidential information and trusted identification of devices for the Internet of Things ("loT") across wired and wireless networks.

The Company is a leading supplier of automobile access and networking solutions. The Company's car access products comprise keyless entry solutions for passive entry/go systems, key fob electronics, car side receiver products and immobilizer functionality. These automobile networking products incorporate the latest industry standards and include stand-alone and integrated LIN and CAN transceiver solutions.

In addition, the Company designs and sells semiconductor products that complement the Company's general microcontroller business, including nonvolatile memory, radio frequency and mixed-signal components and application specific integrated circuits. The Company's expansive product portfolio, sold through its global distribution channels to a broad customer base, has allowed the Company to target market segments in which the Company expects semiconductor content to continue to increase in the future.

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

Pending Acquisition of Atmel by Microchip Technology

On January 19, 2016, Atmel entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Microchip Technology Incorporated (“Microchip”), and Hero Acquisition Corporation, a wholly-owned subsidiary of Microchip (“Merger Sub”), after terminating a previously announced merger agreement with Dialog Semiconductor plc.

Under the terms of the Merger Agreement, the acquisition of Atmel will be accomplished through a merger of Merger Sub with and into Atmel (the “Merger”), with Atmel being the surviving corporation (the “Surviving Corporation”).

At the effective time of the Merger (the “Effective Time”), each share of Atmel’s common stock issued and outstanding immediately prior to the Merger (other than dissenting shares and shares held by Microchip, Merger Sub, Atmel or any of their respective subsidiaries) will be converted into the right to receive (1) $7.00 in cash and (2) a fraction of a share of Microchip common stock having a value of $1.15, based on a ten-day average of the closing price of Microchip’s common stock measured as of the day before the closing of the Merger (with cash being substituted for Microchip common stock to the extent that the aggregate number of shares of Microchip stock issued in exchange for Atmel stock would exceed 13 million shares) (the “Merger Consideration”).

Each of Microchip’s and Atmel’s respective obligation to consummate the Merger is subject to a number of conditions specified in the Merger Agreement, including the following: (1) adoption of the Merger Agreement by Atmel’s stockholders, (2) effectiveness under the Securities Act of 1933 of the Registration Statement on Form S-4 to be filed with the U.S. Securities and Exchange Commission (the “SEC”) by Microchip in connection with the Microchip common stock issuable to Atmel stockholders in the Merger; (3) approval for listing on The NASDAQ Stock Market of the Microchip common stock issuable to Atmel stockholders in the Merger; (4) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and receipt of antitrust clearances in Germany and South Korea (the “Antitrust Condition”); (5) absence of laws, orders, judgments and injunctions that enjoin or otherwise prohibit consummation of the Merger and any proceedings instituted by a governmental entity with competent jurisdiction seeking any of the foregoing; (6) subject to certain materiality-related standards contained in the Merger Agreement, the accuracy of the respective representations and warranties made by Atmel and Microchip and material compliance with the respective covenants of Atmel and Microchip in the Merger Agreement and (7) the absence of a material adverse effect with respect to the other party. The consummation of the Merger is not subject to a financing condition.

The Merger Agreement contains customary representations, warranties and covenants by the parties and requires the payment of termination fees under specified conditions.

The foregoing description of the Merger and the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement.

In the year ended December 31, 2015, Atmel recorded transaction-related costs of approximately $11.6 million, principally for outside financial advisory, legal, and related fees and expenses associated with the strategic transaction process. These costs were recorded in selling, general and administrative expense included in the Consolidated Statements of Operations for the year ended December 31, 2015. Additional transaction-related costs are expected to be incurred through the closing of the Merger.

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

The Company's marketable securities include auction-rate securities. The Company monitors its investments for impairment periodically and recognizes an impairment charge when the decline in the fair value of these investments is judged to be other-than temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. The Company considers various factors in determining whether impairment is other-than-temporary, including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company's ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery of market value. The Company's investments include an auction-rate security with a fair value of $1.1 million at both December 31, 2015 and 2014, which is structured with short-term interest rate reset dates of either 7 days or 28 days, and contractual maturities that can be in excess of 10 years. The Company evaluates its portfolio by continuing to monitor the credit rating and interest yields of these auction-rate securities and status of reset at each auction date.

Accounts Receivable

An allowance for doubtful accounts is calculated based on the aging of Atmel's accounts receivable, historical experience, and management judgment. Atmel writes off accounts receivable against the allowance when Atmel determines a balance is uncollectible and no longer intends to actively pursue collection of the receivable. The Company's bad debt expenses (recoveries) were not material for the years ended December 31, 2015 and 2013. In the year ended December 31, 2014, the Company recorded $4.1 million in bad debt expenses primarily due to an amount deemed uncollectible from a contract manufacturer.

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

Grant Recognition

Subsidy grants from government organizations are amortized as a reduction of expenses over the period the related obligations are fulfilled. Recognition of future subsidy benefits will depend on the Company's achievement of certain technical milestones, capital investment spending goals, employment goals and other requirements. The Company recognized subsidy grant benefits as a reduction of either cost of revenue or research and development expenses, depending on the nature of the grant. The reduction to research and development expenses amounted to $5.8 million, and $4.0 million, and $5.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The amounts recognized as a reduction of cost of revenue were not material in each of those years.

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

As of December 31, 2015 and 2014, the total liability for grant benefits subject to repayment was $0.5 million and $0.6 million and is included in accrued and other liabilities on the consolidated balance sheets.

Advertising Costs

Atmel expenses all advertising costs as incurred. Advertising costs were not significant for the years ended December 31, 2015, 2014 and 2013.

Foreign Currency Translation

Certain of Atmel's major international subsidiaries use their local currencies as their respective functional currencies. Financial statements of these foreign subsidiaries are translated into U.S. dollars at current rates, except that revenue, costs and expenses are translated at average current rates during each reporting period. The effect of translating the accounts of these foreign subsidiaries into U.S. dollars has been included in the consolidated statements of stockholders' equity and comprehensive (loss) income as a foreign currency translation adjustment. Gains and losses from re-measurement of assets and liabilities denominated in currencies other than the respective functional currencies are included in the consolidated statements of operations. Gains due to foreign currency re-measurement included in interest and other income (expense), net for the years ended December 31, 2015, 2014 and 2013 were $9.1 million, $0.8 million and $2.3 million, respectively.

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

Valuation of Goodwill and Intangible Assets

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. The Company reviews goodwill and intangible assets with indefinite lives for impairment annually at the beginning of the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. While the Company is permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for the annual goodwill impairment test in the fourth quarter of fiscal 2015, the Company performed a quantitative test for all of our reporting units with goodwill. The performance of the test involves a two-step process. The first step requires comparing the fair value of each of the reporting units to its net book value, including goodwill. The Company has three reporting units with goodwill, the fair values of which are determined based on an income approach, whereby the Company calculates the fair value of the reporting unit based on the present value of estimated future cash flows, which are formed by evaluating operating plans. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company records an impairment loss equal to the difference. The Company has not been required to perform this second step of the process because the fair value of the reporting units have exceeded their net book value for the year ended December 31, 2015.

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

Certain Risks and Concentrations

Atmel sells its products primarily to OEMs and distributors in North America, Europe and Asia, generally without requiring any collateral. Atmel performs ongoing credit evaluations and seeks to maintain adequate allowances for potential credit losses. Two distributors accounted for 16% and 12% of accounts receivable at December 31, 2015 and no end-customer accounted for 10% or more of accounts receivable at December 31, 2015. Two distributors accounted for 17% and 11% of accounts receivable at December 31, 2014 and no end-customer accounted for 10% or more of accounts receivable at December 31, 2014. The Company had two distributors that accounted for 18% and 10% of net revenue in the year ended December 31, 2015. The Company had two distributors that accounted for 16% and 10% of net revenue in the year ended December 31, 2014. The Company had one distributor and one end-customer that accounted for 14% and 12%, respectively, of net revenue in the year ended December 31, 2013.

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company's financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely introduction of new products and implementation of new manufacturing process technologies, and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor industry has historically been cyclical and subject to significant economic downturns at various times. As a result, Atmel may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors. Atmel believes that its existing cash, cash equivalents and investments together with cash flow from operations and future withdrawals from a new credit facility, will be sufficient to support its liquidity and capital investment activities for the next twelve months.

Additionally, the Company relies on a limited number of contract manufacturers to provide assembly services for its products. The inability of a contract manufacturer or supplier to fulfill supply requirements of the Company could materially affect future operating results.

Income Taxes

The Company's provision for income tax comprises its current tax liability and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that in management's judgment is more likely than not to be recoverable against future taxable income. No U.S. taxes are provided on earnings of non-U.S. subsidiaries to the extent such earnings are deemed to be indefinitely reinvested.

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

Research and Development

Cost incurred in the research and development of Atmel's products is expensed as incurred. Research and development expenses were $230.2 million, $274.6 million and $266.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB deferred the effective date of ASU 2014-09 so that it will apply to annual reporting periods beginning after December 15, 2017. Early application is permitted to the original effective date of December 15, 2016, in which case ASU 2014-09 would apply to annual reporting periods beginning December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor determined the effect of the standard on its ongoing financial reporting.

In July 2015, the FASB amended the existing accounting standards for the measurement of inventory, ASU 2015-11, Inventory. The amendments require inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company is required to adopt the amendments in the first quarter of 2017. The amendments should be applied prospectively with early adoption permitted as of the beginning of an interim or annual reporting period. The Company does not expect that the adoption of these amendments will have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires an entity to classify deferred tax liabilities and assets as noncurrent on the balance sheet. ASU 2015-17 is effective for annual and interim reporting periods beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. The Company early adopted ASU 2015-17 as of December 31, 2015 on a prospective basis. Prior periods were not retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires, among other things, the recognition of lease assets and lease liabilities on the balance sheet by lessees for certain leases classified as operating leases under previous GAAP.  ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018.  ASU 2016-02 mandates a modified retrospective transition method with early adoption permitted.  The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

Note 2 BALANCE SHEET DETAILS
Inventories are comprised of the following:

	December 31, 2015	December 31, 2014
	(in thousands)
Raw materials and purchased parts	$9,739	$12,633
Work-in-progress	161,356	192,206
Finished goods	86,281	73,403
	$257,376	$278,242
Prepaids and other current assets consist of the following:

	December 31, 2015	December 31, 2014
	(in thousands)
Income tax receivable	$6,723	$8,559
Prepaid income taxes	5,989	7,258
Value-added tax receivable	2,617	2,375
Deferred income tax assets	—	45,518
Other	19,970	25,391
	$35,299	$89,101
Other assets consist of the following:

	December 31, 2015	December 31, 2014
	(in thousands)
Deferred income tax assets	$157,929	$117,278
Investments in privately-held companies	1,663	4,466
Auction-rate securities	1,066	1,066
Other	43,018	43,538
	$203,676	$166,348

Accrued and other liabilities consist of the following:

	December 31, 2015	December 31, 2014
	(in thousands)
Accrued salaries and benefits and other employee related	$33,061	$49,402
Accrued vacation	16,469	18,154
Accrued restructuring, current portion	7,886	14,607
Income taxes payable	6,713	4,346
Warranty accruals and accrued returns	5,258	5,397
Royalties and licenses	5,060	8,332
Other	38,565	39,458
	$113,012	$139,696

Other long-term liabilities consist of the following:

	December 31, 2015	December 31, 2014
	(in thousands)
Income taxes payable	$49,965	$48,547
Accrued pension liability	38,884	49,278
Accrued restructuring, net of current portion	726	5,118
Other	27,967	20,727
	$117,542	$123,670

Included in other long-term liabilities balance at December 31, 2014 was a note payable to an entity in which the Company held an equity interest that provides facilities services to the Company's site in Heilbronn, Germany. The total outstanding amount due at December 31, 2014 was $1.9 million, of which $1.6 million was included in other long-term liabilities and $0.3 million was included in accounts payable. On September 23, 2015, the Company completed the sale of its equity interest and the real estate holdings in Heilbronn and repaid the note payable. In addition, the Company paid $5.8 million and $6.8 million to this entity for the years ended December 31, 2015 and 2014, respectively, relating to costs for facility services.

Note 3 BUSINESS COMBINATIONS
Newport Media, Inc.
On July 31, 2014, the Company acquired a 100% equity interest in privately-held Newport Media, Inc. (“NMI”). The purchase consideration, net of cash acquired, consisted of $139.6 million payable in cash at closing of the acquisition, subject to working capital adjustments and deductions for specified closing expenses. In addition, the acquisition agreement provides for an aggregate cash earn-out payment of up to $30.0 million payable if specified revenue targets are achieved over the next two years. The Company recorded a liability of $0.4 million as of December 31, 2014, representing the estimated fair value of the earn-out based on the probability of achievement as of the acquisition date. The table below represents the allocation of the purchase price to the net assets acquired based on their estimated fair values as of July 31, 2014. The purchase price allocation was finalized as of July 31, 2015.

July 31, 2014
(in thousands)
Current assets	$12,287
Fixed assets	983
Intangible assets acquired:
Distributor and end-customer relationships	3,910
Backlog	1,670
Non-compete agreements	1,000
Trade name	300
Developed technology	10,910
In-process technology	13,690
Goodwill	86,123
Deferred tax assets	17,863
Other long-term assets	945
Current liabilities	(5,216)
Other liabilities assumed	(1,406)
$143,059

The Company incurred $5.3 million of one-time bonuses, subject to claw-back and other employment-related terms, for certain employees, which will be recorded ratably through the date on which the bonus is no longer recoverable by the Company. For the years ended December 31, 2015 and 2014, the Company recorded $3.1 million and $1.8 million, respectively, of one-time bonus expense as acquisition-related charges in the Consolidated Statements of Operations. For the years ended December 31, 2015 and 2014, the Company recorded $4.9 million and $3.8 million, respectively, of amortization expense related to identifiable intangible assets in the Consolidated Statements of Operations.
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

The tables below present the balances of investments measured at fair value on a recurring basis:

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$1,290	$1,290	$—	$—

Other assets
Auction-rate security	1,066	—	—	1,066

Investment funds - Deferred compensation plan assets
Institutional money market funds	1,914	1,914	—	—
Fixed income	1,141	1,141	—	—
Marketable equity securities	3,792	3,792	—	—
Total investment funds - Deferred compensation plan	6,847	6,847	—	—
Total other assets	7,913	6,847	—	1,066
Total	$9,203	$8,137	$—	$1,066

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$1,267	$1,267	$—	$—

Other assets
Auction-rate security	1,066	—	—	1,066

Investment funds - Deferred compensation plan assets
Institutional money market funds	2,039	2,039	—	—
Fixed income	984	984	—	—
Marketable equity securities	3,576	3,576	—	—
Total investment funds - Deferred compensation plan	6,599	6,599	—	—
Total other assets	7,665	6,599	—	1,066
Total	$8,932	$7,866	$—	$1,066

The Company’s investments, with the exception of auction-rate securities, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, or broker or dealer quotations in active markets.

Auction-rate securities are classified within Level 3 because significant assumptions for such securities are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of the Company's total assets as of December 31, 2015 and December 31, 2014.

There were no changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2015 and 2014. There were no transfers between Level 1 and 2 hierarchies for the years ended December 31, 2015 and 2014.

Note 5 FIXED ASSETS, NET
Fixed assets, net consist of the following:

	December 31, 2015	December 31, 2014
	(in thousands)
Land	$7,456	$11,370
Buildings and improvements	464,918	516,643
Machinery and equipment	934,174	934,951
Furniture and fixtures	17,889	18,620
Construction-in-progress	6,963	9,800
	1,431,400	1,491,384
Less: Accumulated depreciation and amortization	(1,300,246)	(1,333,103)
	$131,154	$158,281

Depreciation expense on fixed assets for the years ended December 31, 2015, 2014 and 2013 was $43.6 million, $48.4 million and $66.6 million, respectively. Fixed assets acquired under capital leases were not material at December 31, 2015, 2014, and 2013.
During 2015, the Company completed the sale to an unrelated party of both its real estate holdings in Heilbronn, Germany and its equity interest in a privately-held company that provides facilities services to the tenants of that property. In addition, in a further effort to focus on its core business, the Company completed the sale of its XSense manufacturing assets and separately licensed to the buyer its XSense intellectual property assets, which the Company retained. See Note 14 Notes to Consolidated Financial Statements for a further discussion.

During 2014, management completed a strategic review of the XSense business and assessed its assets for possible impairment as changes in circumstances indicated that the carrying value of the Company’s assets might not be recoverable. As a result, the Company recognized a non-cash impairment charge of $25.3 million related to impairment of fixed assets and $1.3 million related to write-off of equipment deposit which are included in the consolidated statements of operations as cost of revenue.

Note 6 GOODWILL AND INTANGIBLE ASSETS, NET
The following table summarizes activities related to the carrying value of goodwill:

	Micro- Controllers	Multi-Market and Other	Total
	(in thousands)
Balance at December 31, 2013	$107,400	$840	$108,240
Goodwill recorded in connection with acquisition	86,123	—	86,123
Effects of foreign currency translation	(3,041)	(234)	(3,275)
Balance at December 31, 2014	190,482	606	191,088
Effects of foreign currency translation	(2,682)	(169)	(2,851)
Balance at December 31, 2015	$187,800	$437	$188,237

Intangible assets, net, consist of technology licenses and acquisition-related intangible assets as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Licensed technology	$25,328	$25,228
Accumulated amortization	(22,227)	(20,333)
Total technology licenses	3,101	4,895
Customer relationships	29,597	29,597
Developed technologies	33,308	33,308
Non-compete agreements, NRE contract, in process technology, tradename and backlog	20,624	20,624
Acquisition-related intangible assets	83,529	83,529
Accumulated amortization	(47,687)	(38,138)
Total acquisition-related intangible assets	35,842	45,391
Total intangible assets, net	$38,943	$50,286
Amortization expense for technology licenses totaled $1.9 million, $1.9 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense for acquisition-related intangible assets totaled $9.5 million, $8.9 million and $6.0 million, of which $3.5 million, $2.0 million and $1.1 million pertained to developed technology, for the years ended December 31, 2015, 2014 and 2013, respectively.
The following table presents the estimated future amortization of the technology licenses and acquisition-related intangible assets:

Years Ending December 31:	Technology Licenses	Acquisition-Related Intangible Assets	Total
	(in thousands)
2016	$1,598	$6,829	$8,427
2017	1,396	5,966	7,362
2018	107	4,829	4,936
2019	—	1,568	1,568
2020	—	438	438
Thereafter	—	16,212	16,212
Total future amortization	$3,101	$35,842	$38,943

Note 7 BORROWING ARRANGEMENTS
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

At December 31, 2015, after principal repayments, the Company had $55.0 million of outstanding borrowings under the Facility. Interest on the borrowed amounts equals the applicable periodic LIBOR rate, plus 1.25% per annum, and was $1.6 million and $0.9 million for the years ended December 31, 2015 and 2014, respectively. The Facility matures on December 6, 2018.

On January 20, 2016, the Company borrowed $137.0 million under the Facility to pay a termination fee to Dialog Semiconductor plc ("Dialog") of $137.3 million in connection with the termination of the Company's transaction with Dialog.

Other Debt Obligations

The Company had other long-term debt obligations amounting to $8.9 million as of December 31, 2014, of which $7.3 million related to an amount previously advanced from a foreign government and the remaining balance of $1.6 million related to a loan owed to privately-held company in which the Company owned an equity interest until September 2015. Both debt obligations were repaid in full in 2015.

Note 8 STOCKHOLDERS’ EQUITY

Share-Based Compensation

The components of the Company's share-based compensation expense are summarized below:

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Employee stock options	$44	$186	$1,644
Employee stock purchase plan	2,381	2,803	2,858
Restricted stock units	49,365	56,842	37,952
Net amounts (capitalized in) released from inventory	(398)	(152)	670
	$51,392	$59,679	$43,124
The accounting standard on share-based compensation requires the gross benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to share-based compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company reported gross excess tax benefits of $1.6 million, $1.6 million and $2.3 million in the years ended December 31, 2015, 2014 and 2013, respectively.

There was no significant non-employee share-based compensation expense for the years ended December 31, 2015, 2014 and 2013.
The following table summarizes share-based compensation, net of amount capitalized in (released from) inventory, included in operating results:

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Cost of revenue	$5,900	$6,356	$5,889
Research and development	14,172	17,569	14,852
Selling, general and administrative	31,320	35,754	22,383
Total share-based compensation expense, before income taxes	51,392	59,679	43,124
Tax benefit	(11,144)	(11,423)	(7,707)
Total share-based compensation expense, net of income taxes	$40,248	$48,256	$35,417

Stock Options, Restricted Stock Units and Employee Stock Purchase Plan

In May 2005, Atmel’s stockholders initially approved Atmel’s 2005 Stock Plan (as amended, the “2005 Stock Plan”). On May 9, 2013, Atmel's stockholders approved an amendment to the 2005 Stock Plan to increase the number of shares allocated to the 2005 Stock Plan by 25.0 million shares. As of December 31, 2015, 158.0 million shares had been authorized for issuance under the 2005 Stock Plan, and 7.7 million shares remained available for issuance without giving effect to any adjustment that may be required by the terms of the 2005 Stock Plan in respect of shares underlying restricted stock or restricted stock units. Under the 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock, or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Restricted stock units generally vest on a quarterly basis over a service period of up to four years from the grant date, although restricted stock unit grants to newly-hired employees generally have a one-year cliff vest equal to one-quarter of the total grant. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options		Weighted-
			Exercise	Average
	Available for Grant	Number of Options	Price per Share	Exercise Price per Share
	(in thousands, except for per share data)
Balances, December 31, 2012	6,148	6,675	$1.68-$10.01	$4.33
Additional shares approved for issuance	25,000
Restricted stock units issued	(7,922)	—	—	—
Plan adjustment for restricted stock units issued	(4,563)	—	—	—
Restricted stock units cancelled	2,084	—	—	—
Plan adjustment for restricted stock units cancelled	1,388	—	—	—
2014 Plan - Performance-based restricted stock units issued	(1,048)	—	—	—
Plan adjustment for 2014 performance-based restricted stock units issued	(597)	—	—	—
2011 Plan - Performance-based restricted stock units cancelled	422	—	—	—
Plan adjustment for 2011 performance-based restricted stock units cancelled	257	—	—	—
Options cancelled/expired/forfeited	76	(76)	$1.77-$7.12	$4.95
Options exercised	—	(2,964)	$1.68-$7.12	$4.12
Balances, December 31, 2013	21,245	3,635	$2.13-$10.01	$4.50
Restricted stock units issued	(6,675)	—	—	—
Plan adjustment for restricted stock units issued	(3,805)	—	—	—
Restricted stock units cancelled	1,696	—	—	—
Plan adjustment for restricted stock units cancelled	1,029	—	—	—
Performance-based restricted stock units issued	(2,673)	—	—	—
Plan adjustment for performance-based restricted stock units issued	(1,523)	—	—	—
Performance-based restricted stock units cancelled	2,682	—	—	—
Plan adjustment for performance-based restricted stock units cancelled	1,631	—	—	—
Options cancelled/expired/forfeited	4	(4)	$4.92-$7.25	$5.63
Options exercised	—	(572)	$2.65-$7.25	$4.09
Balances, December 31, 2014	13,611	3,059	$2.13-$10.01	$4.57
Restricted stock units issued	(5,216)	—	—	—
Plan adjustment for restricted stock units issued	(2,973)	—	—	—
Restricted stock units cancelled	1,386	—	—	—
Plan adjustment for restricted stock units cancelled	799	—	—	—
Performance-based restricted stock units issued	(170)	—	—	—
Plan adjustment for performance-based restricted stock units issued	(97)	—	—	—
Performance-based restricted stock units cancelled	248	—	—	—
Plan adjustment for performance-based restricted stock units cancelled	141	—	—	—
Options cancelled/expired/forfeited	5	(5)	$3.26-$6.28	$4.30
Options exercised	—	(687)	$2.13-$6.28	$4.16
Balances, December 31, 2015	7,734	2,367	$3.24-$10.01	$4.70
Options vested and expected to vest at December 31, 2015		2,367	$3.24-$10.01	$4.70
Options exercisable at December 31, 2015		2,365	$3.24-$10.01	$4.70

Restricted stock units are granted from the pool of options available for grant. Every share underlying restricted stock, restricted stock units (including performance-based restricted stock units), or stock purchase rights issued on or after May 9, 2013 is counted against the numerical limit for options available for grant as 1.57 shares, as reflected in the table above in the line items for "Plan adjustments", except that restricted stock units (including performance-based restricted stock units), or stock purchase rights issued prior to May 9, 2013 but on or after May 18, 2011, provide for a numerical limit of 1.61 shares, and restricted stock units (including performance-based restricted stock units), or stock purchase rights issued prior to May 18, 2011 but on or after May 14, 2008, provided for a numerical limit of 1.78 shares. If shares issued pursuant to any restricted stock, restricted stock unit, and stock purchase right agreements are cancelled, forfeited or repurchased by the Company, the number of shares returned to the 2005 Stock Plan is based upon the same ratio as they were issued and will again become available for issuance.

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

The table set forth above does not include 0.6 million restricted stock units granted in August 2015 as performance-based restricted units since the performance criteria for those performance-based restricted units had not been established as of December 31, 2015.

As of December 31, 2015, there were 7.7 million shares available for issuance under the 2005 Stock Plan, or 4.9 million shares after giving effect to the applicable ratios under the 2005 Stock Plan for issuances of restricted stock units, as described above. The shares assumed as part of the Ozmo and NMI acquisitions were not issued under the 2005 Stock Plan.

Pursuant to the terms of the Merger Agreement, at the Effective Time, each outstanding option to acquire shares of Atmel common stock will, contingent upon the occurrence of the Effective Time, accelerate and become vested in full and, to the extent not exercised prior to the Effective Time, will be automatically “net exercised” immediately prior to the Effective Time, with the exercise price and applicable withholding taxes paid by withholding shares of Atmel common stock otherwise issuable to the option holder upon the exercise of the option, and the net number of shares resulting from the “net exercise” will be converted into the right to receive the Merger Consideration. Each outstanding restricted stock unit, deferred stock unit, performance-based restricted stock unit or similar right (each such unit or right, an “Atmel Unit”) that is vested but not yet issued, will be converted into the right to receive the Merger Consideration. In addition, each Atmel Unit that is unvested and held by an employee or other service provider of Atmel who will continue to be employed by or provide services to, Microchip or the Surviving Corporation will be converted into equivalent awards in respect of shares of Microchip common stock using a customary exchange ratio. For the performance-based Atmel Units granted with a performance period that ended December 31, 2015 (the “2015 PRSUs”), Atmel’s Board of Directors previously determined, in connection with the Dialog merger and consistent with the terms of the 2015 Plan and information then available, that 57.0% of the target awards should vest contingent upon, and immediately prior to, the occurrence of that merger transaction (which was subsequently reaffirmed by the Board of Directors in connection with the Microchip Merger), with the remaining 2015 PRSUs converted into time-based awards that vest through November 15, 2017. In addition, in connection with the Dialog merger, Atmel’s Board of Directors determined that the Atmel Units granted in August 2015, for which performance criteria had not been established, would be converted, contingent upon the occurrence of that merger transaction (which was subsequently reaffirmed by the Board of Directors in connection with the Microchip Merger), into time-based awards vesting through November 15, 2018.

If Microchip determines that the assumption and conversion of an Atmel Unit would violate, in respect of the holder thereof, the applicable laws of a non-U.S. jurisdiction, Microchip may treat such Atmel Unit in a different manner so long as the holder of such Atmel Unit receives the full value of the Merger Consideration (less applicable withholdings) in cash not later than the vesting date originally applicable to such Atmel Unit.

Restricted Stock Units

Activity related to restricted stock units is set forth below:

	Number of Units	Weighted-Average Grant Date Fair Value
	(in thousands, except for per share data)
Balances, December 31, 2012	21,944	$8.71
Restricted stock units issued	7,922	$7.36
Restricted stock units vested	(7,271)	$7.30
Restricted stock units cancelled	(2,084)	$8.25
Performance-based restricted stock units issued	1,048	$7.33
Performance-based restricted stock units cancelled	(422)	$13.50
Balances, December 31, 2013	21,137	$8.84
Restricted stock units issued	6,675	$8.44
Restricted stock units vested	(7,943)	$7.80
Restricted stock units cancelled	(1,696)	$7.93
Performance-based restricted stock units issued	2,673	$7.68
Performance-based restricted stock units cancelled	(2,683)	$13.30
Balances, December 31, 2014	18,163	$8.40
Restricted stock units issued	5,216	$8.23
Restricted stock units vested	(6,644)	$8.25
Restricted stock units cancelled	(1,386)	$7.82
Performance-based restricted stock units issued	170	$8.33
Performance-based restricted stock units cancelled	(248)	$8.13
Balances, December 31, 2015	15,271	$8.46

Excluded from the table above are 0.3 million restricted stock units, with a weighted average grant date fair value of $6.17, assumed as part of the acquisition of Ozmo, and 0.1 million restricted stock units, with a weighted average grant date fair value of $8.20 assumed as part of the acquisition of NMI.

For the year ended December 31, 2015, 6.6 million restricted stock units vested, including 2.5 million units withheld for taxes. These vested restricted stock units had a weighted-average grant date fair value of $8.25 per share for the year ended December 31, 2015. The aggregate intrinsic value of vested restricted stock units amounted to $54.5 million, $61.9 million and $53.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, total unearned share-based compensation related to unvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $86.0 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 2.20 years.

Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying such restricted stock units are not considered issued and outstanding. Upon vesting of restricted stock units, shares withheld by the Company to pay taxes are retired.

The table set forth above does not include 0.6 million restricted stock units granted in August 2015 as performance-based restricted units since the performance criteria for those performance-based restricted units had not been established as of December 31, 2015.

Performance-Based Restricted Stock Units

In August 2015, the Company granted 0.6 million performance-based restricted units applicable for the 2016 performance period. The performance criteria for those performance-based restricted units had not been established prior to the date on which the Company entered into its merger agreement with Dialog. For the treatment of those performance-based restricted stock units in connection with the Merger see "Restricted Stock Units, Employee Stock Purchase Plan and Stock Options" above.

On December 11, 2014, the Company adopted the Atmel 2015 Long-Term Performance-Based Incentive Plan (the “2015 Plan”), which provides for the grant of performance-based restricted stock units to Company participants. The Company issued 2.6 million shares under the 2015 Plan for the year ended December 31, 2014. The Company initially recorded performance-based restricted stock units issued under the 2015 Plan based on achievement of the “target” performance metrics. The Company recorded total share-based compensation expense related to the 2015 Plan of $2.7 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively. For the treatment of those performance-based restricted stock units in connection with the Merger, see "Restricted Stock Units, Employee Stock Purchase Plan and Stock Options" above.

On December 17, 2013, the Company adopted the Atmel 2014 Long-Term Performance-Based Incentive Plan (the “2014 Plan”), which ended on December 31, 2014. The Company issued 1.0 million shares under the 2014 Plan for the year ended

December 31, 2013. The Company recorded total share-based compensation expense related to 2014 Plan of $2.0 million and $2.6 million for the years ended December 31, 2015 and 2014, respectively.

In May 2011, the Company adopted the 2011 Long-Term Performance Based Incentive Plan (the "2011 Plan"), which ended on December 31, 2013. For the year ended December 31, 2013, the Company recognized a share-based compensation credit of $14.5 million, which resulted from finalizing our estimates regarding the achievement of certain performance criteria established under the 2011 Plan and increasing our forfeiture rate estimates for those performance-based restricted stock units.

Stock Option Awards

Options Outstanding				Options Exercisable
Range of Exercise Price ($)	Number Outstanding	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price ($)	Number Exercisable	Weighted- Average Exercise Price ($)
(in thousands, except for per share prices and life data)
3.24-3.24	301	2.29	$3.24	301	$3.24
3.27-4.20	290	2.69	3.86	290	3.86
4.23-4.37	256	1.34	4.26	254	4.26
4.43-4.70	229	3.65	4.43	229	4.43
4.74-4.74	388	1.62	4.74	388	4.74
4.89-4.92	295	1.00	4.90	295	4.90
4.99-5.73	293	1.88	5.55	293	5.55
5.96-6.11	131	2.69	6.08	131	6.08
6.28-6.28	170	0.96	6.28	170	6.28
10.01-10.01	14	4.87	10.01	14	10.01
	2,367			2,365

Excluded from the table above are 0.1 million options, with a weighted average grant date fair value of $0.81, assumed as part of the acquisition of Ozmo.
The number of options exercisable under Atmel's stock option plans at December 31, 2015, 2014 and 2013 were 2.4 million, 3.0 million and 3.6 million, respectively. For the years ended December 31, 2015, 2014 and 2013, the number of stock options that were forfeited, but were not available for future stock option grants due to the expiration of these shares under the 1986 Stock Plan was not material.
For the years ended December 31, 2015, 2014 and 2013, the number of stock options that were exercised were 0.7 million, 0.6 million and 3.0 million, respectively, which had a total intrinsic value at the date of exercise of $3.2 million, $2.6 million and $9.4 million, respectively, and had an aggregate exercise price of $2.9 million, $2.4 million and $12.2 million, respectively. The aggregate intrinsic value of options vested and expected to vest was $9.3 million and options exercisable was $9.3 million at December 31, 2015.
As of December 31, 2015, total unearned compensation expense related to unvested stock options was immaterial, excluding forfeitures, and is expected to be recognized over a weighted-average period of 0.04 year.
Employee Stock Purchase Plan

     Under the 2010 Employee Stock Purchase Plan (“2010 ESPP” ), eligible employees are entitled to purchase shares of Atmel’s common stock at the lower of 85% of the fair market value of the common stock at the date of commencement of the 6-month offering period or 85% of the fair market value on the last day of the offering period. Purchases are limited to 10% of an employee’s eligible compensation subject to a maximum annual employee contribution limit of $25,000 of the market value of the shares (determined at the time the shares are granted) per calendar year.

There were 1.6 million, 1.7 million and 1.9 million shares purchased under the 2010 ESPP for the years ended December 31, 2015, 2014 and 2013 at an average price per share of $6.79, $6.59 and $5.52, respectively. Of the 25.0 million shares authorized for issuance under the 2010 ESPP, 17.3 million shares were available for issuance at December 31, 2015.

The fair value of each purchase under the 2010 ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option-pricing model. The following assumptions were utilized to determine the fair value of the 2010 ESPP shares:

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Risk-free interest rate	0.16%	0.07%	0.10%
Expected life (years)	0.50	0.50	0.50
Expected volatility	33%	31%	44%
Expected dividend yield	1.92%	—	—

The weighted-average fair value per share under the 2010 ESPP for purchase periods beginning in the years ended December 31, 2015, 2014 and 2013 was $1.50, $1.66 and $1.49, respectively. Cash proceeds from the issuance of shares under the 2010 ESPP were $11.1 million, $11.2 million and $10.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

 Pursuant to the terms of the Merger Agreement, the ESPP will be terminated prior to the Effective Time of the Merger.

Common Stock Repurchase Program

Atmel’s Board of Directors has authorized an aggregate of $1.0 billion of funding for the Company’s common stock repurchase program since 2011. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of the Company’s cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities. As of December 31, 2015, $197.1 million remained available for repurchasing common stock under this program. Pursuant to the terms of the Merger Agreement, the Company is not permitted to make further stock repurchases.

During the years ended December 31, 2015, 2014 and 2013, Atmel repurchased 1.4 million, 16.3 million and 12.2 million shares, respectively, of its common stock on the open market at an average repurchase price of $8.27, $8.01 and $7.20 per share, respectively, excluding commission, and subsequently retired those shares. Common stock and additional paid-in capital were reduced by $12.0 million, $130.4 million and $87.8 million, excluding commission, for the years ended December 31, 2015, 2014 and 2013, respectively, as a result of the stock repurchases.

Dividends

The Company paid cash dividends of $0.12 per common share, the aggregate cost of which was $50.2 million for the year ended December 31, 2015.

Pursuant to the terms of the Merger Agreement, the Company is not permitted to declare or pay any further dividends.

Note 9 ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

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

	Foreign currency translation adjustments	Defined benefit pension plans	Change in unrealized (loss) gain on investments	Total
	(in thousands)
Balance as of December 31, 2013	$14,952	$(2,153)	$(2)	$12,797
Other comprehensive loss	(13,899)	(6,309)	(771)	(20,979)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net decrease in other comprehensive loss	(13,899)	(6,309)	(771)	(20,979)
Balance as of December 31, 2014	$1,053	$(8,462)	$(773)	$(8,182)
Other comprehensive (loss) gain	(11,342)	7,096	(1,364)	(5,610)
Amounts reclassified from accumulated other comprehensive loss	—	—	2,137	2,137
Net (decrease) increase in other comprehensive loss	(11,342)	7,096	773	(3,473)
Balance as of December 31, 2015	$(10,289)	$(1,366)	$—	$(11,655)

Note 10 COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. The Company also leases certain manufacturing equipment and software rights under operating leases. Total rental expense for the years ended December 31, 2015, 2014 and 2013 was $25.8 million, $27.3 million and $24.4 million, respectively.
Aggregate non-cancelable future minimum rental payments under operating leases are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
2016	$10,939
2017	8,530
2018	7,199
2019	7,263
2020	6,836
Thereafter	11,606
$52,373

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

Purchase Commitments

At December 31, 2015, the Company, or its affiliates, had certain non-cancellable commitments that were not included on the consolidated balance sheets at that date. These include the outstanding capital purchase commitments of approximately $2.2 million and wafer purchase commitments of approximately $21.8 million.

Contingencies

Legal Proceedings

The Company is party to various legal proceedings. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations and statements of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described below or other legal proceedings that were not deemed material as of December 31, 2015, there exists the possibility of a material adverse effect on the Company's financial position, results of operations and cash flows. The Company has accrued for losses related to litigation that it considers probable and for which the loss can be reasonably estimated. In the event that a probable loss cannot be reasonably estimated, it has not accrued for such losses. Management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. As the Company continues to monitor litigation matters, whether deemed material as of December 31, 2015 or not, its determination could change, and the Company may decide, at some future date, to establish an appropriate reserve.

Putative Class Action Litigation. On February 17 and 19, 2016, two substantially identical putative class action lawsuits were filed in the United States District Court for the Southern District of Florida and the United States District Court for the Northern District of California against the Company and various other defendants, including Continental AG and certain affiliates, Honda Motor Co., Ltd. and an affiliate, and (with respect to the Florida action only) Daimler AG and an affiliate. The complaints-which include claims arising under federal and Florida or California state law-allege that class members unknowingly purchased or leased vehicles containing defective airbag control units (allegedly incorporating defective application specific integrated circuits manufactured by the Company between 2006 and 2010), and thereby suffered financial harm, including a loss in the value of their purchased or leased vehicles. The plaintiffs in both suits are seeking unspecified compensatory and exemplary damages, statutory penalties, pre- and post-judgment interest, attorneys’ fees, and injunctive and other relief. The Company intends to contest plaintiffs’ claims vigorously.
Southern District of New York Action by LFoundry Rousset (“LFR”) and LFR Employees. On March 4, 2014, LFR and Jean-Yves Guerrini, individually and on behalf of a putative class of LFR employees, filed an action in the United States District Court for the Southern District of New York (the "District Court") against the Company, our French subsidiary, Atmel Rousset S.A.S. (“Atmel Rousset”), and LFoundry GmbH (“LF”), LFR’s German parent. The case purports to relate to Atmel Rousset’s June 2010 sale of its wafer manufacturing facility in Rousset, France to LF, and LFR’s subsequent insolvency, and later liquidation, more than three years later. The District Court dismissed the case on August 21, 2015, and plaintiffs are appealing the dismissal.

Individual Labor Actions by former LFR Employees. In the wake of LFR's insolvency and liquidation, over 500 former employees of LFR have filed individual labor actions against Atmel Rousset in a French labor court. Atmel Rousset believes that each of these actions is entirely devoid of merit, and, further, that any assertion by any of the Claimants of a co-employment relationship with Atmel Rousset is based substantially on the same specious arguments that the Paris Commercial Court summarily rejected in 2014 in related proceedings. Atmel Rousset therefore intends to defend vigorously against each of these claims.

Other Contingencies

From time to time, the Company is notified of claims that its products may infringe patents, or other intellectual property, issued to or owned by other parties. The Company periodically receives demands for indemnification from its customers with respect to intellectual property matters. The Company also periodically receives claims relating to the quality of its products, including claims for additional labor costs, costs for replacing defective parts, reimbursement to customers for damages incurred in correcting defective products, costs for product recalls or other damages. With respect to the matter of defective products, the Company is evaluating a claim related to purported titanium nitride corrosion contained in an application specific integrated circuit, last sold in 2010, to an original equipment manufacturer in the automotive sector.  That claim is subject to legal defenses or limitations on liability, including a liability cap. Based on current circumstances and information available to the Company, the Company has not undertaken an accrual with respect to that matter as of the date of this Form 10-K. In addition, at this point in time, the Company is unable to make an estimate of a range of losses, if any, that might result from this matter. Receipt of this, and similar, claims and requests occurs in the ordinary course of the Company's business, and the Company responds based on the specific circumstances of each event. The Company undertakes an accrual for losses relating to those types of claims when it considers those losses “probable” and when a reasonable estimate of loss can be determined.

Product Warranties

The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The Company’s products are generally covered by a warranty typically ranging from 30 days to three years. Product warranty liability is included in accrued and other liabilities in the Consolidated Balance Sheets.

The following table summarizes the activity related to the product warranty liability:

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands)
Balance at beginning of period	$3,945	$3,686	$4,832
Accrual for warranties during the period, net	3,639	3,884	2,203
Actual costs incurred	(3,760)	(3,625)	(3,349)
Balance at end of period	$3,824	$3,945	$3,686

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

Note 11 INCOME TAXES
The components of income (loss) before income taxes are as follows:

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
U.S.	$23,235	$3,375	$25,648
Foreign	35,060	53,851	(26,161)
Income (loss) before income taxes	$58,295	$57,226	$(513)
The provision for income taxes consists of the following:

		Years Ended
		December 31, 2015	December 31, 2014	December 31, 2013
		(in thousands)
Federal	Current	$3,854	$(4,739)	$4,805
	Deferred	15,806	10,013	(10,220)
State	Current	230	241	35
	Deferred	(355)	2,522	(124)
Foreign	Current	11,246	8,009	25,362
	Deferred	612	5,972	1,684
Provision for income taxes		$31,393	$22,018	$21,542
The Company's effective tax rate differs from the U.S. Federal statutory income tax rate as follows:

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
U.S. Federal statutory income tax rate	35.00%	35.00%	35.00%
State tax	(1.41)	2.85	3.56
Effect of foreign operations	16.49	2.13	(3,979.63)
Recognition of tax credits	(4.28)	(5.27)	875.54
Change of valuation allowance	(0.32)	(2.14)	(295.93)
Transaction costs	6.98	3.86	—
Audit settlements and IRS refunds	(0.26)	1.06	(828.85)
Other, net (1)	1.64	0.96	(4.15)
Effective tax provision rate	53.84%	38.45%	(4,194.46)%

(1)	Other included items such as US permanent differences, return to provision true up, unrecognized tax benefit, and nondeductible stock compensation.
Deferred income taxes
The tax effects of temporary differences that constitute significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31, 2015	December 31, 2014
	(in thousands)
Deferred income tax assets:
Net operating losses	$31,402	$37,634
Research and development, foreign tax and other tax credits	71,381	55,408
Accrued liabilities	26,534	37,380
Fixed assets	49,067	54,348
Intangible assets	10,103	11,977
Deferred income	10,648	10,319
Share-based compensation	2,590	3,291
Unrealized foreign exchange translation	3,854	2,424
Other	1,307	2,363
Total deferred income tax assets	206,886	215,144
Deferred income tax liabilities:
Foreign losses subject to recapture	(11,510)	(12,164)
Total deferred tax liabilities	(11,510)	(12,164)
Less valuation allowance	(37,579)	(40,372)
Net deferred income tax assets	$157,797	$162,608
Reported as:
Current deferred tax assets(1)	$—	$45,518
Current deferred tax liabilities(2)	—	(182)
Non-current deferred tax assets(3)	157,929	117,278
Non-current deferred tax liabilities(4)	(132)	(6)
Net deferred income tax assets	$157,797	$162,608
_________________________________________

(1)	Included within Prepaids and other current assets on the consolidated balance sheets.

(2)	Included within Accrued and other liabilities on the consolidated balance sheets.

(3)	Included within Other assets on the consolidated balance sheets.

(4)	Included within Other long-term liabilities on the consolidated balance sheets.
The valuation allowance is based on our assessment that it is more likely than not that the tax benefit of certain deferred tax assets will not be realized in the foreseeable future. The Company has provided allowances on the deferred tax assets relating to state and some foreign net operating losses and state tax credits for year ended December 31, 2015.
The table of deferred tax assets and liabilities shown above excludes deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The Company recognizes excess tax benefits from stock-based awards in additional paid-in capital if an incremental tax benefit is realized from a reduction in taxes payable, after all other available tax attributes have been utilized. The Company accounts for the indirect effects of stock-based awards on other tax attributes, such as research tax credits, through the consolidated statements of operations. The tax benefit realized from excess stock options exercised and restricted stock units vested during 2015 were $1.6 million.
As of December 31, 2015, the Company had not recognized deferred income taxes on a cumulative total of $269.0 million of undistributed earnings for certain non-U.S. subsidiaries. Determining the unrecognized deferred tax liability related to investments in our non-U.S. subsidiaries that are indefinitely reinvested is not practicable. The Company estimates that our domestic cash needs will be met from our ongoing business operations.
As of December 31, 2015, the Company had federal, state, and non-U.S. net operating loss carryforwards for income tax purposes of $17.5 million, $482.6 million, and $134.9 million, respectively, some of which will begin to expire in 2031, 2016 and 2016, respectively. The U.S. net operating loss carryforwards relate to acquisitions and, as a result, are limited in the amount that can be recognized in any one year. Approximately $122.4 million of the non-U.S. net operating loss carryforwards have no expiration date. Additionally, the Company had federal, state and non-U.S. tax credit carryforwards of $76.0 million, $25.3 million, and $44.6 million, respectively. A portion of the federal and state credits will begin to expire in 2019 and 2016 respectively. The non-U.S. tax credit carryforwards have no expiration date.

Unrecognized tax benefits
The Company recognizes uncertain tax positions only to the extent that management believes that it is more-likely-than-not that the position will be sustained. The reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Beginning gross unrecognized tax benefits	$122,825	$119,506	$72,692
Increases in balances related to tax positions taken during the current periods	1,647	8,181	13,201
Increases in balances related to tax positions taken during the prior periods	316	7,453	58,253
Decreases in balances related to tax positions taken during the prior periods	(6,644)	(9,537)	(13,836)
Lapse of statute of limitation	(516)	(2,418)	(7,152)
Settlements and effective settlements	—	(360)	(3,652)
Ending gross unrecognized tax benefits	$117,628	$122,825	$119,506
Included in the unrecognized tax benefits at December 31, 2015, 2014 and 2013, are $87.0 million, $88.1 million and $87.5 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. In the years ended December 31, 2015, 2014, and 2013, the Company recognized expense related to interest and penalties in the consolidated statements of operations of $2.2 million, $1.2 million, and $2.8 million, respectively. The total amount of interest and penalties accrued on the consolidated balance sheets as of December 31, 2015 and 2014 was $6.9 million and $5.2 million, respectively.
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
The Company files U.S. federal, state, and foreign income tax returns in many jurisdictions with varying statutes of limitations. For U.S. federal and most state tax filings, we are no longer subject to examination for periods prior to 2004. For tax filings in significant foreign jurisdictions, we are no longer subject to examination for periods prior to 2005.

Note 12 PENSION PLANS

The Company sponsors defined benefit pension plans that cover substantially all of its French, German and Philippines employees. Plan benefits are provided in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The plans are unfunded. Pension liabilities and charges are based upon various assumptions, updated annually, including discount rates, future salary increases, employee turnover, and mortality rates.

The Company’s French pension plan provides for termination benefits paid to covered French employees only at retirement, and consists of approximately one to five months of salary. The Company’s German pension plan provides for defined benefit payouts for covered German employees following retirement. The Company's Philippines pension plan provides for termination benefits following retirement and consists of a percentage of salary per year of service.

The aggregate net pension expense relating to these three plans are as follows:

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Service costs	$1,352	$1,526	$1,795
Interest costs	1,394	1,509	1,430
Amortization of actuarial loss	772	47	376
Settlement and other related gain	—	—	(59)
Curtailment gain	(1,699)	—	(1,607)
Net pension period cost	$1,819	$3,082	$1,935

Settlement and other related gains for the years ended December 31, 2015, 2014 and 2013 were insignificant. Curtailment gains of $1.7 million and $1.6 million for the years ended December 31, 2015 and 2013, respectively, related to restructuring activities in the Company’s Rousset and Nantes operations in France and in the Philippines and were recorded as a credit to restructuring charges upon termination of the affected employees during the fourth quarter of 2013 and 2015, respectively.

The change in projected benefit obligation and the accumulated benefit obligation, were as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Projected benefit obligation at beginning of the year	$49,836	$38,916
Service costs	1,352	1,526
Interest costs	1,394	1,509
Curtailment gain	(1,699)	—
Actuarial (gains) losses	(3,354)	8,753
Benefits paid	(705)	(483)
Foreign currency exchange rate changes	(7,225)	(385)
Projected benefit obligation at end of the year	$39,599	$49,836
Accumulated benefit obligation at end of the year	35,470	46,092
As the defined benefit plans are unfunded, the liability recognized on the consolidated balance sheets as of December 31, 2015 was $39.6 million, of which $0.7 million is included in accrued and other liabilities and $38.9 million is included in other long-term liabilities on the consolidated balance sheets. The liability recognized on the consolidated balance sheets as of December 31, 2014 was $49.8 million, of which $0.6 million is included in accrued and other liabilities and $49.3 million is included in other long-term liabilities on the consolidated balance sheets.
Actuarial assumptions used to determine benefit obligations for the plans were as follows:

Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Assumed discount rate	1.93%-2.57%	1.49-2.15%	3.1-4.0%
Assumed compensation rate of increase	2.9%-3.0%	2.9-3.0%	2.4-3.0%
The discount rate is based on the quarterly average yield for Euros treasuries with a duration of 30 years, plus a supplement for corporate bonds (Euros, AA rating).
Future estimated expected benefit payments over the next 10 years are as follows:

Years Ending December 31:
(in thousands)
2016	$673
2017	550
2018	847
2019	1,064
2020	1,056
2021 through 2025	8,472
$12,662
The Company’s pension liability represents the present value of estimated future benefits to be paid.
With respect to the Company’s unfunded pension plans in Europe, for the year ended December 31, 2015, a change in assumed discount rate and compensation rate used to calculate the present value of pension obligation resulted in an decrease in pension liability of $7.1 million, which was recorded in accumulated other comprehensive income in stockholders’ equity.
The Company’s net pension period cost for 2016 is expected to be approximately $2.7 million. Cash funding for benefits paid was $0.4 million for the year ended December 31, 2015. The Company expects total contribution to these plans to be approximately $0.7 million in 2016.

Net actuarial gains (losses) are expected to be minimal and will be recognized as a component of net periodic pension benefit cost during 2016, which is included in accumulated other comprehensive loss in the consolidated statements of stockholders’ equity as of December 31, 2015.

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

•
Nonvolatile Memory. This segment includes electrically erasable programmable read-only memory ("EEPROM") and erasable programmable read-only memory (“EPROM”) devices, secure cryptographic products, and other advanced security solutions.

•	Automotive. This segment includes devices for automotive electronics, including products using radio frequency technology.

•
Multi-Market and Other. This segment includes application specific and standard products for aerospace applications and legacy products. On April 16, 2015, the Company completed the sale of its XSense touch sensor manufacturing assets and separately licensed to UniPixel, Inc. its XSense intellectual property assets, which the Company retained. See Note 14 for further information.

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

Operating segments are defined by the products they design and sell. They do not sell to each other. The Company’s net revenue and segment income from operations for each reportable segment is as follows:

Information about Reportable Segments

	Micro- Controllers	Nonvolatile Memory	Automotive	Multi-market and Other	Total
	(in thousands)
Year ended December 31, 2015
Net revenue from external customers	$807,924	$150,780	$138,728	$75,024	$1,172,456
Segment income from operations	67,631	25,039	20,425	23,531	136,626
Year ended December 31, 2014
Net revenue from external customers	$994,069	$166,768	$153,221	$99,276	$1,413,334
Segment income from operations	116,417	35,868	23,096	3,260	178,641
Year ended December 31, 2013
Net revenue from external customers	$958,471	$153,363	$159,774	$114,839	$1,386,447
Segment income from operations	67,847	24,383	13,685	17,441	123,356

The Company's primary products are semiconductor integrated circuits, which it has concluded constitutes a group of similar products. Therefore, it is impracticable to differentiate the revenue from external customers for each product sold. The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.

Reconciliation of Segment Information to Consolidated Statements of Operations

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Total segment income from operations	$136,626	$178,641	$123,356
Unallocated amounts:
Stock-based compensation expense	(51,392)	(59,679)	(43,124)
Loss from manufacturing facility damage and shutdown	—	(3,485)	(2,205)
Acquisition-related charges	(12,526)	(13,767)	(5,534)
French building underutilization and other	(1,522)	(2,957)	(945)
Restructuring charges	(4,595)	(13,882)	(50,026)
(Loss) gain related to foundry arrangements	(5,825)	2,583	(7,424)
Recovery of receivables due from foundry supplier	—	485	600
Fair value adjustments to inventory from businesses acquired	—	(2,322)	—
Impairment of XSense assets	—	(26,624)	—
Writeoff of uncollectible receivable	—	(4,126)	—
Settlement charges	—	—	(21,600)
Merger expenses and other	(11,631)	—	—
Gain on sale of assets	1,626	4,364	4,430
Consolidated income (loss) from operations	$50,761	$59,231	$(2,472)

Geographic sources of revenue were as follows:

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
China, including Hong Kong	$368,930	$435,958	$417,617
United States	204,197	211,532	192,878
Germany	161,386	204,257	199,298
South Korea	78,991	119,886	142,476
Japan	49,398	37,066	41,533
Singapore	33,515	55,536	44,957
Taiwan	31,205	60,632	51,830
France	13,903	15,499	26,270
Rest of Europe	115,238	139,458	128,841
Rest of Asia-Pacific	90,341	102,643	120,290
Rest of the World	25,352	30,867	20,457
Total net revenue	$1,172,456	$1,413,334	$1,386,447

Net revenue is attributed to regions based on ship-to locations.

The Company had two distributors that accounted for 18% and 10%, respectively, of net revenue in the year ended December 31, 2015. The Company had two distributors that accounted for 16% and 10%, respectively, of net revenue in the year ended December 31, 2014. The Company had one distributor and one end-customer that accounted for 14% and 12%, respectively, of net revenue in the year ended December 31, 2013.

Two distributors accounted for 16% and 12% of accounts receivable at December 31, 2015 and no end-customer accounted for 10% or more of accounts receivable at December 31, 2015. Two distributors accounted for 17% and 11% of accounts receivable at December 31, 2014 and no end-customer accounted for 10% or more of accounts receivable at December 31, 2014.

Physical locations of tangible long-lived assets were as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
United States	$80,500	$92,466
Philippines	53,891	56,094
France	10,364	13,714
Germany	7,354	17,920
Rest of Asia-Pacific	15,036	20,237
Rest of Europe	4,566	5,854
Total	$171,711	$206,285

Excluded from the table above are auction-rate securities of $1.1 million at December 31, 2015 and 2014, which are included in other assets on the consolidated balance sheets. Also excluded from the table above as of December 31, 2015 and 2014 are goodwill of $188.2 million and $191.1 million, respectively, intangible assets, net of $38.9 million and $50.3 million, respectively, and deferred income tax assets of $157.9 million and $117.3 million, respectively.

Note 14 SALE OF ASSETS

Sale of Heilbronn Real Estate

On September 23, 2015, the Company completed the sale to an unrelated party of its real estate holdings in Heilbronn, Germany and its equity interest in a privately-held company that provides facilities services to the tenants at that property for a total of $11.5 million. The Company also entered into an agreement with the same party to lease back a portion of the office space for a three-year period. The total gain of $3.1 million was reduced by Atmel’s proportionate share of the investee’s equity adjustments for other comprehensive loss of $2.1 million upon discontinuation of the equity investment. A portion of the gain equivalent to the present value of the minimum lease payments associated with the sale-leaseback transaction of $1.1 million will be recognized as a reduction to rent expense over the three-year lease term. During the year ended December 31, 2015, the Company recognized $0.2 million of loss on sale of assets included in the Consolidated Statement of Operations.

Sale of XSense

On April 16, 2015, the Company completed the sale of XSense touch sensor assets to UniPixel, Inc. In connection with the transaction, the Company transferred its XSense related manufacturing assets to UniPixel, which also assumed related operating costs, and separately licensed to UniPixel its XSense patent portfolio and other intellectual property, which the Company is retaining. The intellectual property licenses have an initial five-year term, renewable by UniPixel for an additional ten-year term. The Company will receive minimum royalties during the initial five-year term equal to $16.3 million, of which $9.3 million was prepaid in cash at the close of the transaction. Under the terms of the patent license agreement, the Company licensed to UniPixel its pending, published or issued XSense patents as of the close of the transaction and, subject to certain exclusions, any other patents owned or licensable by the Company during the license period to the extent such patents are necessary to make, use, sell or otherwise dispose of licensed XSense products. The Company also agreed to lease facilities and provided transitional support to UniPixel for a limited period of time.

Upon closing this transaction, the Company recognized a gain that is summarized in the following table:

April 16, 2015
(in thousands)
Total consideration	$(16,700)
Fair value of patent license agreement	13,123
Selling and other costs	457
Net assets transferred	961
Gain on sale of assets	$(2,159)

The fair value of the patent license revenue to be received from the licensee over the term of the arrangement was determined using an income approach and an assumed discount rate of 40%. The present value of the patent license agreement is reduced over the initial five-year term of the patent license agreement and recognized as royalty revenue over that term. For the year ended December 31, 2015, the Company recognized $1.9 million of royalty revenue and recognized $2.2 million of gain on sale of assets included in the Consolidated Statement of Operations.

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

    Based on the structure of the North Tyneside entity, the Company holds a 50.2% interest in the shares of North Tyneside. The Company consolidates the financial results of North Tyneside and attributes the share of profit and loss to the noncontrolling interest. Activity subsequent to the 2007 sale of land and other assets has been immaterial.

Serial Flash Product Line

On September 28, 2012, the Company completed the sale of its Serial Flash product line. Under the terms of the sale agreement, the Company transferred assets to the buyer, who assumed certain liabilities, in return for cash consideration of $25.0 million. As part of the sale transaction, the Company also granted the buyer an exclusive option to purchase the Company's remaining $7.0 million of Serial Flash inventory, which the buyer fully exercised during the first quarter of 2013. As a result of the sale of that

$7.0 million of remaining inventory, the Company recorded a gain of $4.4 million in 2013 to reflect receipt of payment upon exercise of the related purchase option and the completion of the sale of the Serial Flash product line.

Note 15 RESTRUCTURING CHARGES

The following table summarizes the activity related to the accrual for restructuring charges detailed by event:

	Q2'10	Q2'12	Q1'13	Q3'13	Q3'14	Q4'14	Q1'15	Q2'15	Total 2015 Activity
	(in thousands)
Balance at January 1, 2015 - Restructuring Accrual	$281	$19	$3,988	$9	$920	$14,508	$—	$—	$19,725
Charges (credits) - Employee termination costs, net of change in estimate	—	(210)	(634)	(9)	2,389	788	2,707	943	5,974
Payments- Employee termination costs	—	213	(1,524)	—	(3,249)	(7,234)	(2,705)	(652)	(15,151)
Foreign exchange loss (gain)	—	—	226	—	(60)	(2,041)	(3)	(58)	(1,936)
Balance at December 31, 2015 - Restructuring Accrual	$281	$22	$2,056	$—	$—	$6,021	$(1)	$233	$8,612

Non-cash credit (see discussion below)	$—	$—	$—	$—	$(471)	$(720)	$—	$(188)	$(1,379)

	Q2'10	Q2'12	Q1'13	Q3'13	Q3'14	Q4'14	Total 2014 Activity
	(in thousands)
Balance at January 1, 2014 - Restructuring Accrual	$281	$897	$22,949	$1,314	$—	$—	$25,441
Charges (credits) - Employee termination costs, net of change in estimate	—	—	(2,077)	(292)	1,397	14,854	13,882
Non-cash - Other	—	—	—	—	(321)	—	(321)
Payments - Employee termination costs	—	(878)	(16,773)	(1,018)	(55)	(346)	(19,070)
Foreign exchange (gain) loss	—	—	(111)	5	(101)	—	(207)
Balance at December 31, 2014 - Restructuring Accrual	$281	$19	$3,988	$9	$920	$14,508	$19,725

	Q2'10	Q2'12	Q4'12	Q1'13	Q3'13	Total 2013 Activity
	(in thousands)
Balance at January 1, 2013 - Restructuring Accrual	$439	$7,418	$8,365	$—	$—	$16,222
Charges (credits) - Employee termination costs, net of change in estimate	—	(13)	(1,720)	44,084	2,043	44,394
Charges - Other	—	—	—	453	—	453
Payments - Employee termination costs	(158)	(6,508)	(6,400)	(21,873)	(723)	(35,662)
Payments - Other	—	—	(229)	(453)	—	(682)
Foreign exchange (gain) loss	—	—	(16)	738	(6)	716
Balance at December 31, 2013 - Restructuring Accrual	$281	$897	$—	$22,949	$1,314	$25,441

Non-cash charges (see discussion below)	$—	$—	$68	$5,111	$—	$5,179

The Company records restructuring liabilities related to workforce reductions when the accounting recognition criteria are met and consistent with management's approval and commitment to the restructuring plans in each particular quarter. The restructuring plans identify the number of employees to be terminated, job classifications and functions, location and the date the plan is expected to be completed. As of December 31, 2015, the Company expects the majority of the remaining employee termination costs and facility exit costs to be paid by the end of fiscal year 2017.

2015 Restructuring Charges

Restructuring charges were recorded in first and second quarter of 2015. The charges primarily related to workforce reductions, principally in the U.S., in connection with the Company's decision to exit the XSense business and workforce reductions and other costs in connection with the Company's decision to shut down an assembly operations plant in the Philippines. These actions, which are consistent with management's approval of the restructuring plan and the communication to affected employees, were intended to align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. The 2015 restructuring charges were partially reduced by pension curtailment gains upon termination of employees affected by France restructuring action initiated in the fourth quarter of 2014 and the Philippines restructuring action initiated in the second quarter of 2015 and gain on sale of certain equipment located in the Philippines.

All employees affected by the Philippines and XSense restructuring ceased active service as of September 30, 2015.

2014 Restructuring Charges

Restructuring charges were recorded in the third and fourth quarter of 2014. The charges primarily related to workforce reductions at our subsidiaries in Rousset, France ("Rousset") and Nantes, France (“Nantes”). These actions were intended to align operating expenses with macroeconomic conditions and revenue outlooks, and to improve operational efficiency, competitiveness and business profitability. In connection with formulating this restructuring plan, during the third and fourth quarters of 2014, the Company confidentially negotiated and developed a “social plan” in coordination and consultation with the local Works Council. This social plan, which is subject to French law, set forth general parameters, terms and benefits for both voluntary and involuntary employee dismissals.

All employees affected by the France restructuring ceased active service as of December 31, 2015.

2013 Restructuring Charges

Restructuring charges were recorded in the first and third quarters of 2013. The charge in the first quarter of 2013 was primarily related to workforce reductions at our subsidiaries in Rousset, Nantes, and Heilbronn, Germany ("Heilbronn"). The charge in the third quarter of 2013 related primarily to workforce reduction in the U.S. and Norway.

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

The Company vacated a building in Rousset, France in September 2013. Due to ongoing restructuring activities, the Company evaluated the carrying value of this building and a building located in Greece, which is also no longer used in operations. Based on this evaluation, the Company determined that the Rousset and Greece buildings with carrying amounts of $10.1 million and $2.7 million, respectively, were impaired and wrote them down to their estimated fair value of $5.0 million and $1.1 million, respectively. Total impairment charges of $6.7 million were recorded as restructuring expense. Fair value was based on independent third-party appraisal or estimated selling price.

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

The Company anticipates all affected employees will cease active service on or before the end of the fourth quarter of 2016. The Company is not expecting significant changes to the plan or material modifications or changes after implementation.

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

Note 16 LOSS FROM EUROPEAN FOUNDRY ARRANGEMENTS

In December 2008 and June 2010, Atmel entered into a take-or-pay agreement to purchase wafers from two European foundries that had acquired its European manufacturing operations in France and Germany, respectively. In connection with the anticipated expiration of these agreements, the Company notified customers of its end-of-life process and requested that customers provide to the Company last-time-buy orders. To the extent that the Company believes it has excess wafers that remain after satisfying anticipated customer demand, the Company estimates a probable loss for those excess wafers and records a charge to cost of revenue in the consolidated statements of operations. During 2013, the Company recognized a charge to cost of revenue of $7.4 million, which comprised a write-off of excess wafers in the amount of $10.4 million and a write-off of wafer prepayment in the amount of $1.9 million, which were partially offset by a reduction of a previously recorded liability from a take-or-pay arrangement for $4.9 million. These transactions resulted from the insolvencies of two of the Company's foundry suppliers.

Note 17 NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO ATMEL COMMON STOCKHOLDERS

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is as follows:

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands, except per share data)
Net income (loss) attributable to Atmel	$26,891	$32,195	$(22,055)

Weighted-average shares - basic	418,759	419,103	427,460
Dilutive effect of incremental shares and share equivalents	1,528	1,807	—
Weighted-average shares - diluted	420,287	420,910	427,460
Net income (loss) per share:
Basic
Net income (loss) per share attributable to Atmel common stockholders - basic	$0.06	$0.08	$(0.05)
Diluted
Net income (loss) per share attributable to Atmel common stockholders - diluted	$0.06	$0.08	$(0.05)

The following table summarizes securities that were not included in the “Weighted-average shares - diluted” used for calculation of diluted net income (loss) per share, as their effect would have been anti-dilutive:

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Employee stock options and restricted stock units outstanding	6,049	6,879	11,860

Note 18 INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, are summarized in the following table:

		Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
		(in thousands)
Interest and other income (expense)	$1,117	$(199)	$1,911
Interest expense	(2,681)	(2,618)	(2,208)
Foreign exchange transaction gains	9,098	812	2,256
Total	$7,534	$(2,005)	$1,959

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Atmel Corporation:

We have audited the accompanying consolidated balance sheets of Atmel Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as set forth under Item 15(a)(2). We have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements, financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atmel Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein. Also, in our opinion, Atmel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the presentation of deferred income taxes as of December 31, 2015 due to the adoption of ASU 2015-17, Accounting for Income Taxes: Balance Sheet Classification of Deferred Taxes.

/s/ KPMG LLP

Santa Clara, California
February 26, 2016

Schedule II
ATMEL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2015, 2014 and 2013

	Balance at Beginning of Year	Charges (Credits) to Expense	Deductions- Write-offs	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts receivable:
Year ended December 31, 2015	$5,945	$(98)	$14	$5,861
Year ended December 31, 2014	$1,926	$4,054	$(35)	$5,945
Year ended December 31, 2013	$11,005	$(22)	$(9,057)	$1,926
Valuation/Allowance for deferred tax assets:
Year ended December 31, 2015	$40,372	$570	$(3,363)	$37,579
Year ended December 31, 2014	$41,321	$3,240	$(4,189)	$40,372
Year ended December 31, 2013	$41,271	$3,402	$(3,352)	$41,321

UNAUDITED QUARTERLY FINANCIAL INFORMATION
The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended December 31, 2015 and 2014:

Year Ended December 31, 2015 (1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except for per share data)
Net revenue	$318,288	$306,353	$286,533	$261,282
Gross profit	$147,297	$141,314	$133,356	$121,060
Net income (loss) attributable to Atmel	$16,495	$6,312	$(614)	$4,698
Basic net income (loss) per share attributable to Atmel:
Net income (loss) per share	$0.04	$0.02	$—	$0.01
Weighted-average shares used in basic net income (loss) per share calculations	417,038	417,861	419,293	420,798
Diluted net income (loss) per share attributable to Atmel:
Net income (loss) per share	$0.04	$0.02	$—	$0.01
Weighted-average shares used in diluted net income (loss) per share calculations	418,462	419,158	419,293	422,227
Cash dividends declared and paid per share	$0.04	$0.04	$0.04	$—

Year Ended December 31, 2014 (2)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except for per share data)
Net revenue	$337,361	$355,534	$374,485	$345,954
Gross profit	$139,990	$161,238	$176,843	$140,559
Net income (loss) attributable to Atmel	$2,166	$19,236	$17,250	$(6,457)
Basic net income (loss) per share attributable to Atmel:
Net income (loss) per share	$0.01	$0.05	$0.04	$(0.02)
Weighted-average shares used in basic net income (loss) per share calculations	425,390	421,090	418,954	417,797
Diluted net income (loss) per share attributable to Atmel:
Net income (loss) per share attributable to Atmel	$0.01	$0.05	$0.04	$(0.02)
Weighted-average shares used in diluted net income (loss) per share calculations	427,276	422,834	420,964	417,797

(1)
The Company recorded restructuring (credits) charges of $(0.9) million, $(0.6) million, $4.9 million and $1.1 million in the quarters ended December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, respectively. The Company recorded acquisition-related charges of $1.9 million, $2.4 million, $3.8 million and $4.4 million in the quarters ended December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, respectively.

(2)
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. This evaluation was based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using the criteria in Internal Control - Integrated Framework (2013), we concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which appears in Item 8 of this Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS
Executive Officers of the Registrant
The corporate executive officers of Atmel, who are elected by and serve at the discretion of the Board of Directors, and their ages (as of January 29, 2016), are as follows:

Name	Age	Position
Steven Laub	57	President, Chief Executive Officer
Tsung-Ching Wu	65	Executive Vice President, Office of the President and Director
Steve Skaggs	53	Senior Vice President, Chief Financial Officer
Scott Wornow	53	Senior Vice President, Chief Legal Officer and Secretary
Reza Kazerounian	58	Senior Vice President and General Manager, Microcontroller Business Unit
Robert Valiton	52	Senior Vice President and General Manager, Automotive, Memory and Secure Products Business Units Segments
Hugo De La Torre	55	Vice President, Chief Accounting Officer
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

Robert Valiton has served as Atmel’s Senior Vice President, General Manager of the Automotive, Memory and Secure Products Business Units since March 2011. Prior to that, Mr. Valiton served as Vice President of Sales for Americas, EMEA and Global Sales Operations from December 2008 to March 2011 and as Vice President of Americas Sales and Global Sales Operations from April 2007 to December 2008. Prior to joining Atmel, Mr. Valiton spent 15 years with other semiconductor manufacturing companies in a variety of sales management positions. Mr. Valiton holds a degree from the University of Massachusetts at Lowell (B.S).
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
There is no family relationship between any of our executive officers or directors.

Directors of the Registrant
Information about each of our directors as of February 16, 2016 is set forth in the table below:

Name of Director	Age	Director since	Position with Atmel	Independent	Other U.S. Public Company boards	Committee Memberships
						AC	CC	GN
Steven Laub	57	2006	President and Chief Executive Officer and Director	No	—
Tsung-Ching Wu	65	1985	Executive Vice President, Office of the President and Director	No	—
David Sugishita	68	2004	Director and Non-executive chairman of the board	Yes	1	C,F	M	M
Papken Der Torossian	77	2007	Director	Yes	1		M	M
Jack L. Saltich	72	2007	Director	Yes	1	M	C
Charles Carinalli	67	2008	Director	Yes	2	M	M
Dr. Edward Ross	74	2008	Director	Yes	1			C

AC Audit committee                    C Chair
CC    Compensation Committee                M Member
GN    Corporate Governance and Nominating Committee     F Financial expert

Steven Laub has served as a director of Atmel since February 2006 and as President and Chief Executive Officer since August 2006. From 2005 to August 2006, Mr. Laub was a technology partner at Golden Gate Capital Corporation, a private equity buyout firm, and the Executive Chairman of Teridian Semiconductor Corporation, a fabless semiconductor company. Prior to that time, Mr. Laub was President and Chief Executive Officer of Silicon Image, Inc., a provider of semiconductor solutions. Mr. Laub also spent 13 years in executive positions (including President, Chief Operating Officer and member of the Board of Directors) at Lattice Semiconductor Corporation, a supplier of programmable logic devices and related software. Prior to joining Lattice Semiconductor, Mr. Laub was a vice president and partner at Bain and Company, a global management consulting firm. Mr. Laub holds a degree in economics from the University of California, Los Angeles (B.A.) and a degree from Harvard Law School (J.D.).

As our President, Chief Executive Officer and a member of our Board, Mr. Laub draws upon over two decades of experience in executive management roles within the semiconductor industry. In addition to his semiconductor industry experience, Mr. Laub brings to the Board the critical expertise gained over an accomplished career focusing on executive management, corporate and business strategy, operational expertise, and mergers and acquisitions. Mr. Laub also offers an additional perspective through his background in law.

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

Mr. Wu, our co-founder and longest serving Board member, brings to our Board an extensive background spanning over thirty years in the semiconductor industry and a deep knowledge and understanding of Atmel’s business, operations (especially within the Asia/Pacific region) and employees. Mr. Wu has served as a member of our Board since 1985 and as a member of our executive management team since 1986.

David Sugishita has served as the Non-executive Chairman of the Board since August 2006 and as a director of Atmel since February 2004. In addition, Mr. Sugishita is Chairman of the Audit Committee. Mr. Sugishita also serves as a director and Chairman of the Audit Committee for Immersion Corporation. Mr. Sugishita previously served on the board of directors of Micro Component Technology, Inc. from 1994 to 2009, Magma Design Automation from 2010 to 2011 and Ditech Networks, Inc. from 2003 to 2012. Mr. Sugishita is retired and previously held various senior management positions with SonicBlue (EVP/CFO), RightWorks (EVP/CFO), Synopsys (SVP/CFO), Actel (SVP/CFO), Micro Component Technology (SVP/CFO), Applied Materials (VP/Corporate Controller), National Semiconductor (VP/Finance), Fairchild Camera & Instrument (Controller) and Intersil (Controller) during the past 40 years. Mr. Sugishita holds a B.S. in Finance from San Jose State University and an M.B.A from Santa Clara University.

Mr. Sugishita brings to the Board over two decades of experience as a financial executive officer and member of the boards of directors of high technology public companies, specifically in the semiconductor industry. As our second longest serving Board member, he has a high degree of familiarity with Atmel’s business. Through his extensive executive management and board experience, Mr. Sugishita has developed the leadership, business judgment and consensus-building skills necessary to effectively lead our Board as Non-executive Chairman. His strong expertise and background in accounting and financial management, years of service on the audit committee of Ditech and a track record as an accomplished financial executive have provided him with the financial acumen and skills necessary to serve as Chairman of our Audit Committee.

Papken Der Torossian has served as a director of Atmel since July 2007. He has been the Managing Director of Crest Enterprise LLC since September 1997. Mr. Der Torossian also served as the Chairman of Vistec Semiconductor Systems, Inc. from September 2005 to April 2013, when the company was sold to Raith GmbH, and as Chairman of the Board of Therma Wave, Inc. from March 2003 until May 2007, when the company was sold to KLA-Tencor Corporation. From 1984 to May 2001, Mr. Der Torossian was Chairman of the Board and Chief Executive Officer of Silicon Valley Group (SVGI), which was acquired by ASML Holding N.V. Earlier, he was credited for turning around several companies and operations, including as President of ECS Microsystems (which was subsequently sold to Ampex Corporation) and as President of the Santa Cruz Division of Plantronics, Inc. Prior to that, Mr. Der Torossian spent four years at Spectra-Physics and twelve years with Hewlett-Packard Company in a number of management positions. Mr. Der Torossian currently serves as a director and Chairman of the Compensation Committee of ParkerVision, Inc., as a member of the board of directors and trustees of the Korean Advanced Institute for Science and Technology (KAIST), and as a director of Lantiq, Nanotech Industries, Inc., and Pure Swiss Inc. Mr. Der Torossian was formerly on the board of directors of the Silicon Valley Leadership Group (SVLG) and on the board of the Semiconductor Industry Supplier Association (SISA). He was also Chairman of the Semiconductor Equipment and Materials International Environmental, Health & Safety Committee (SEMI EHS), and has served as Chairman of Semi/Sematech. He also serves as a director for several privately held companies. Mr. Der Torossian served on President Clinton’s Advisory Committee on Export Controls and represented the United States in bilateral trade negotiations. Mr. Der Torossian holds a B.S.M.E. degree from MIT and an M.S.M.E. degree from Stanford University.

With over two decades of experience in engineering, and demonstrated accomplishments as the Chief Executive Officer and Chairman of several high technology public and private companies, Mr. Der Torossian is intimately familiar with the operation and management of a global technology company. Mr. Der Torossian’s service with industry organizations and educational background provide him with a firm understanding of Atmel’s technology and business. Mr. Der Torossian also brings to the Board demonstrated consensus-building experience in the fields of international trade and organized labor.

Jack L. Saltich has served as a director of Atmel since July 2007. In addition, Mr. Saltich is Chairman of the Compensation Committee. From January 2006 to April 2011, he served as the Chairman and interim Chief Executive Officer of Vitex Systems, Inc. From July 1999 to August 2005, Mr. Saltich served as the President, Chief Executive Officer and a Director of Three-Five Systems, Inc., a manufacturer of display systems and provider of electronic manufacturing services. Three-Five Systems, Inc. filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on September 8, 2005. From 1993 to 1999, Mr. Saltich served as Vice President of Advanced Micro Devices, Inc., where his last position was General Manager of AMD’s European Microelectronics Center in Dresden, Germany. From 1991 to 1993, Mr. Saltich served as Executive Vice President for Applied Micro Circuits Company, a company servicing the high speed telecommunications market. From 1988 to 1991, he was Vice President at VLSI Technology, a semiconductor company. From 1971 to 1988, Mr. Saltich served in a number of capacities with Motorola, Inc. Mr. Saltich also serves on the board of directors for Immersion Corporation (IMMR). Mr. Saltich also served on the board of director of PlasmaSi, a private company until April 2015, and on the Manufacturing Advisory Board for Cypress Semiconductor Corporation. Mr. Saltich previously served on the board of directors of InPlay Technologies, Inc. from 2007 to 2008, Ramtron International Corporation from 2005 to 2011, Vitex Systems, Inc. from 2006 to 2011 and Leadis Technology, Inc. from 2006 to 2012. Mr. Saltich received both B.S. and masters degrees in electrical engineering from the University of Illinois. In 2002, he received a distinguished alumni award from the University of Illinois.

With three decades of varied experience in the semiconductor industry, including research and development, manufacturing and operations experience, Mr. Saltich brings a deep understanding of our business and valuable operational and strategic expertise to our Board. Mr. Saltich’s management positions with AMD have provided him with critical insights into the operational requirements of a global company. His extensive service on the compensation committees of boards of directors of several public companies has provided Mr. Saltich with the strong background in executive compensation necessary to serve as Chairman of our Compensation Committee.

Charles Carinalli has served as a director of Atmel since February 2008. He has been a Principal of Carinalli Ventures since January 2002. From July 1999 to May 2002, Mr. Carinalli was Chief Executive Officer and a director of Adaptive Silicon, Inc., a developer of semiconductors. From December 1996 to July 1999, Mr. Carinalli served as President, Chief Executive Officer and a director of Wavespan Corporation, a developer of wireless broadband access systems that was acquired by Proxim, Inc. From 1970 to 1996, Mr. Carinalli served in various positions for National Semiconductor Corporation, a publicly traded company developing analog-based semiconductor products, most recently as Senior Vice President and Chief Technical Officer. Mr. Carinalli currently serves on the board of directors of Extreme Networks, Inc. and Fairchild Semiconductor International, Inc. Mr. Carinalli also serves as a director of privately-held companies. Mr. Carinalli holds an M.S.E.E. from Santa Clara University and a B.S.E.E. from the University of California, Berkeley.

Mr. Carinalli brings to our Board over four decades of experience in the semiconductor industry in management and operational roles at large semiconductor companies and several emerging private companies. In addition to his industry experience, Mr. Carinalli brings to our Board significant investment experience and a demonstrated track record of converting ideas into successful business ventures.

Dr. Edward Ross has served as a director of Atmel since April 2008. In addition, Dr. Ross is Chairman of the Corporate Governance and Nominating Committee. He is currently retired, having previously served as President (2000 through December 2004) and President Emeritus (January 2005 through December 2005) of TSMC North America, the U.S. subsidiary of Taiwan Semiconductor Manufacturing Company Limited, a Taiwanese semiconductor manufacturer. Previously, he was Senior Vice President of Synopsys, Inc., an electronic design automation supplier, from 1998 to 2000, and President of Technology and Manufacturing at Cirrus Logic, Inc., a semiconductor manufacturer, from 1995 to 1998. Dr. Ross previously served on the board of directors of Volterra Semiconductor Corporation from 2004 to 2013, RAE Systems Inc. from 2001 to 2006 and California Micro Devices Corporation (most recently as non-executive chairman of the board) from 2002 until its acquisition by ON Semiconductor Corporation in January 2010. Dr. Ross holds a B.S.E.E. from Drexel University and an M.S.E.E., M.A. and Ph.D. from Princeton University.

Dr. Ross brings to our Board an extensive career in the semiconductor industry as an executive officer and director of global public and emerging private companies. His educational and executive backgrounds provide functional insight into our business, manufacturing operations and technologies.

Our directors are elected at each annual meeting of stockholders and hold office until their successors have been elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Such officers, directors and 10% stockholders are also required by the SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received, or written representations from certain reporting persons that no filings were required for such persons, we believe that, during the year ended December 31, 2015, all Section 16(a) reports were filed on a timely basis.

Code of Ethics/Standards of Business Conduct

It is our policy to conduct our operations in compliance with all applicable laws and regulations, and to operate our business under the fundamental principles of honesty, integrity and ethical behavior. This policy is included in our Standards of Business Conduct, which is applicable to all of our directors, officers and employees, and which complies with the SEC’s requirements and with listing standards of the NASDAQ Stock Market LLC (“NASDAQ”). We review our Standards of Business Conduct annually.

Our Standards of Business Conduct are designed to promote honest and ethical conduct and compliance with all applicable laws, rules and regulations, and to deter wrongdoing. Our Standards of Business Conduct are also aimed at ensuring that information we provide to the public (including our filings with and submissions to the SEC) is accurate, complete, fair, relevant, timely and understandable. Our Standards of Business Conduct can be accessed on our website at http://ir.atmel.com/governance.cfm. We intend to disclose amendments to certain provisions of our Standards of Business Conduct, or waivers of such provisions granted to directors and executive officers, on our website in accordance with applicable SEC and NASDAQ requirements.

Procedures for Recommending Director Nominees

Atmel’s bylaws set forth the procedure for the proper submission of stockholder nominations for membership on the Board. Please refer to Section 2.2(c), 2.2(d) and 2.2(e) of our bylaws for a description of the process for nominating directors. There have been no material changes to these procedures since we last disclosed such procedures in the definitive proxy statement for our 2015 Annual Meeting of Stockholders.

Board Committees

Our Board has three standing committees: Audit, Compensation, and Corporate Governance and Nominating. Each of our committees operates pursuant to a written charter available on our website at http://ir.atmel.com/governance.cfm. Details regarding the make-up of our standing committees are included in the table below.

Our Board has determined that each member of our standing committees is “independent” within the meaning of the NASDAQ listing standards. Furthermore, our Board has determined that each member of our Audit Committee is “independent” within the meaning of the rules of the Exchange Act, and that Mr. Sugishita meets the requirements of an audit committee financial expert in accordance with SEC rules.

Audit committee	Compensation Committee	Corporate Governance and Nominating Committee
David Sugishita (Chair)	Jack L. Saltich (Chair)	Dr. Edward Ross (Chair)
Charles Carinalli	Charles Carinalli	Papken Der Torossian
Jack L. Saltich	Papken Der Torossian	David Sugishita
David Sugishita
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis

Executive Summary

Atmel’s compensation program is administered by the Compensation Committee (the “Committee”) of our Board of Directors, which consists of four independent directors. The Committee is advised by an independent compensation consultant, Compensia, Inc. (“Compensia”), as described more fully below.

Atmel’s compensation goals are to:

•attract, retain, motivate and reward highly-talented executives who are key to our business success;

•	link total compensation with the achievement of both Atmel’s strategic objectives (financial and non-financial) and individual performance goals; and

•align the interests and objectives of Atmel’s executives with the interests of our stockholders.

Our 2015 named executive officers (“NEOs”) were:

Steven Laub	President and Chief Executive Officer
Steven Skaggs	Senior Vice President and Chief Financial Officer
Reza Kazerounian	Senior Vice President and General Manager, Microcontroller Business Unit
Robert Valiton	Senior Vice President and General Manager, Automotive, Memory and Secure Products Business Units
Tsung-Ching Wu	Executive Vice President, Office of the President
2015 Executive Compensation and Evaluation Process

The Committee reviews our executive compensation program throughout the year. Individual performance for all executive officers, other than our CEO, is assessed by our CEO, who then makes recommendations to the Committee. Irrespective of those recommendations, the Committee retains full discretion to approve or modify any of the NEO recommendations made by our CEO. The Committee alone assesses the individual performance of our CEO.

We entered into an agreement and plan of merger with Dialog Semiconductor plc in September 2015, several months after our Board initiated a strategic review process. We terminated that merger agreement in January 2016, after receiving an unsolicited acquisition proposal from Microchip Technology Incorporated (“Microchip”), and, thereafter, entered into an agreement and plan of merger with Microchip. That process affected the performance and strategic focus of the Company during 2015 and influenced the Committee in making determinations with respect to 2015 compensation matters.

The three primary elements of Atmel’s executive compensation programs are: (1) base salary; (2) annual cash incentive bonus; and (3) long-term equity incentives, as described below:

Compensation Element	What the Element Rewards	Purpose and Key Features
Base Salary	Individual performance, level of experience, expected future performance and contributions to Atmel.
Provides competitive level of fixed compensation determined by the market value of the position, with actual salaries determined based on the facts and circumstances of each executive officer and each individual position.

Annual Cash Incentive Bonus
Achievement of Committee-established corporate, business-level and individual performance objectives (for 2015, focused on revenue and non-GAAP operating profit, as well as individual contributions and management objectives). Our annual cash incentive bonus plans typically use different, yet complementary, performance metrics than our long-term performance-based equity incentive plans.

Motivate participants to achieve (i) corporate financial performance objectives during two semi-annual performance periods (for 2015, these periods ran from January 1, 2015 to June 30, 2015 and from July 1, 2015 to December 31, 2015) and for the full-year performance period (for 2015, this period ran from January 1, 2015 to December 31, 2015), (ii) individual management objectives reviewed and approved by the Committee, and (iii) for some participants, business unit objectives tied to a business unit's financial and operating performance, or sales revenue objectives.

Performance levels are generally established to incent our management to achieve or exceed performance objectives. Payouts for 2015 could range from 0% to 100% for achievement of all “target” objectives and up to 200% for achievement of all “maximum” objectives (with payouts scaled between all those levels).

Long-Term Equity Incentives
Achievement of corporate and individual performance objectives designed to enhance long-term stockholder interests and attract, retain, motivate and reward employees over extended periods for achieving important Company objectives.

Vesting requirements promote retention of highly valued members of management, including our NEOs.

Annual awards of time-based RSUs that vest over four years and provide an at-risk variable pay opportunity. Because the ultimate value of these equity awards is directly related to the price of Atmel’s common stock, and the awards are subject to vesting, they serve to focus management on the creation and maintenance of long-term stockholder value.

Awards of performance-based RSUs under our performance-based plans help align management performance with the interests of our stockholders.

The Committee does not follow a precise formula in allocating compensation among the elements described in the above table, but generally believes that the more senior the executive the greater the extent to which the executive’s total compensation should be allocated to incentive bonus opportunity (which is entirely variable depending on individual and corporate performance) and equity target values, relative to base salary.

The Company also supplements its primary compensation program by providing: (1) the opportunity to participate in a deferred compensation plan; (2) retirement benefits provided under a 401(k) plan or as typically provided in the country where our executive officers reside; and (3) generally available benefit programs, such as life insurance, health care benefits and participation in our employee stock purchase plan. The Committee considers these to be secondary elements of Atmel’s compensation program because they typically comprise a small percentage of the total compensation of our executive officers, are generally set at levels such that they would not constitute a strong factor in rewarding financial or operational performance, and are not as heavily emphasized in attracting and retaining our executive officers.

In addition, Atmel provides its executive officers with certain severance and other payments following a termination of employment, including in connection with a change of control, as discussed below under “Potential Payments upon Termination or Change of Control.” These change of control arrangements are applicable to, and will be triggered by, the Company’s pending merger with Microchip.

Base Salary

The following table sets forth the base salaries for our NEOs in 2015 and 2014 (none of whom received base salary increases over that period):

	Base Salary	Base Salary
	for 2015	for 2014
Name and Title	($)	($)
Steven Laub	755,000	755,000
President and Chief Executive Officer
Steve Skaggs	450,000	450,000
Senior Vice President and Chief Financial Officer
Reza Kazerounian	475,000	475,000
Senior Vice President, General Manager
Robert Valiton	420,000	420,000
Senior Vice President, General Manager
Tsung-Ching Wu	509,200	509,200
Executive Vice President, Office of the President

Annual Cash Incentive Bonuses

Atmel provides short-term incentive compensation through the use of annual, performance-based cash incentive bonus programs. These programs are intended to motivate our executive officers to achieve Committee-established corporate, business-level and individual performance objectives. Our annual cash incentive bonus programs are entirely performance-based, are not guaranteed and may vary materially from year-to-year. Payment of these bonuses depends on the achievement of corporate financial and individual performance goals.

Our Committee adopted the 2015 Atmel Executive Incentive Plan (the “Executive Incentive Plan”) after extensive consultations and review with its independent compensation consultant, Compensia. The Executive Incentive Plan was a performance-based cash incentive program designed to motivate participants to achieve Atmel’s financial and other performance objectives, and to reward them for their achievements. All of Atmel’s executive officers were eligible to participate in the Executive Incentive Plan. In adopting the Executive Incentive Plan, the Committee made significant changes from the 2014 executive incentive plan that introduced: (a) three performance periods (first half 2015; second half 2015; and full year 2015), each equally weighted; (b) a minimum revenue hurdle based on “core products” that must be achieved for a participant to receive any bonus payment for the revenue component; (c) materially increased threshold targets compared to the prior year; and (d) reduced payments for achievement at the threshold level compared to the prior year. The Committee established goals for revenue, non-GAAP operating profit and, in some cases, other strategic matters that were reflected in the Executive Incentive Plan. In approving our Executive Incentive Plan, the Committee also reviewed and approved detailed management objectives for each of our NEOs and for other senior members of Atmel’s management. As noted above, the strategic review process commenced by the Company in mid-2015 affected the performance and strategic focus of the Company during that period and influenced the Committee in making determinations with respect to 2015 compensation matters.

Target awards for participants could range from 40% to 160% of base salary, reflecting the Committee’s intention to weight a greater percentage of total target annual cash compensation for more senior executives in the form of performance-based pay and consistent with ranges for comparable target award percentages for similar position in the Company's peer group. Actual amounts paid could range from zero to 200% of an individual’s incentive target, depending upon the level of achievement of the various pre-established performance goals, including each participant’s performance against their own personal management objectives. No bonuses were payable if the Company did not achieve an annual non-GAAP operating profit and, with respect to revenue objectives, satisfy a minimum revenue hurdle based on “core products.”

The performance goals established by the Committee under the Executive Incentive Plan were tied to achievement of: (i) performance criteria within three, equally weighted, 2015 performance periods based on revenue and non-GAAP operating profit, (ii) individual performance objectives approved by the Committee, and (iii) for some participants, business unit objectives tied to the business unit's annual and semi-annual revenue and non-GAAP operating profit, non-GAAP operating expense and/or non-GAAP gross margin, or objectives tied to corporate sales revenue. For 2015, the performance periods under the Executive Incentive Plan were: (x) full 2015 calendar year (January 1, 2015 to December 31, 2015); and (y) two semi-annual periods (January 1, 2015 to June 30, 2015 and July 1, 2015 to December 31, 2015. These performance criteria were weighted as follows:

Executive	Performance Goals **
CEO and Corporate Executives	40% Corporate Revenue 35% Corporate Non-GAAP Operating Profit 25% Individual Management Performance Objectives*

Business Unit Executives
50% Business Unit Performance
•
27% Business Unit Revenue
•
23% Business Unit Non-GAAP Operating Profit
25% Corporate Performance
•
27% “Core Product” Revenue
•
23%Non-GAAP Operating Profit
25% Individual Management Performance Objectives*

Sales Executives	75% Corporate Revenue 25% Individual Management Performance Objectives*

*
Individual performance objectives included strategic, profitability, operational, human resources and teamwork-oriented objectives (except for our CEO, for whom the objectives included investor objectives rather than teamwork-oriented objectives).

**	No bonuses were payable if the business unit did not achieve an annual non-GAAP operating profit and, with respect to revenue objectives, satisfy a minimum revenue hurdle based on “core products.”

Under the Executive Incentive Plan, achievement of each performance factor was to be measured independently, and a minimum threshold for each factor was required to have been met for any credit to be given to that factor. The Committee set minimum threshold, target and maximum objectives for each annual and semi-annual period, based on semi-annual and annual goals evaluated under our annual operating plan, then-current business conditions and other factors deemed relevant by the Committee, including advice received from its independent compensation consultant, Compensia. Financial objectives were adjustable based on significant changes in Euro to U.S. dollar exchange rates during the relevant performance periods, as approved by the Committee. Bonuses scaled between threshold and target performance and target and maximum performance. In addition, the Committee retained discretion to reduce or increase the bonus that would otherwise be payable based on actual performance.

No bonuses were payable under the Executive Incentive Plan if the Company did not achieve an annual non-GAAP operating profit (excluding the effect of stock-based compensation expense, restructuring and impairment charges, acquisition and divestiture related expenses, certain legal, accounting and related payments, fees and expenses, intellectual property related settlement and license payments, and other items approved by the Committee). In addition, no bonuses were payable on the revenue component of the executive bonus plan if the Company’s “core product” revenue for fiscal year 2015 does not exceed the Company’s “core product” revenue for fiscal year 2014.

The Committee set minimum, target and maximum objective payouts for revenue, operating profit percentage and individual performance under the Executive Incentive Plan as follows:

Performance Component	Payout*
Revenue	Minimum = 50% of target payout Target = 100% of target payout Maximum = 200% of target payout

Non-GAAP Operating Profit %	Minimum = 50% of target payout Target = 100% of target payout Maximum = 200% of target payout

Individual Performance	Minimum = 0% of target payout Target = 100% of target payout Maximum = 300% of target payout
    *    Total payout under the Executive Incentive Plan could not exceed 200% of target.

The Committee set the following revenue and non-GAAP operating profit objectives for the three performance periods under the Executive Incentive Plan. In all three performance periods, revenue and non-GAAP operating profit percentage objectives were adjusted, based on actual results, to exclude the effect of stock-based compensation expense, restructuring and impairment charges, acquisition and divestiture-related expenses, certain legal, accounting and related expenses, and other items approved by the Committee. The Committee set the Company's business unit financial goals at levels the Committee deemed necessary to achieve Company-wide financial performance goals, and required a similar degree of achievement as company-wide criteria. Because we do not provide business-unit-level guidance, we are not disclosing these competitively sensitive goals.

Performance Period	Target Revenue Objective*	Target non-GAAP Operating Profit Objective*
January 1, 2015 to December 31, 2015	1,409.0 million	17.2%
January 1, 2015 to June 30, 2015	652.3 million	13.8%
July 1, 2015 to December 31, 2015	596.0 million	12.9%

*	As adjusted in accordance with the Executive Incentive Plan.

Performance against the revenue and non-GAAP operating profit percentage targets for the performance periods covered by our Executive Incentive Plan, determined in accordance with the factors discussed above, is set forth below.

Performance Period	Actual Performance vs. Target Revenue Goal	Actual Performance vs. Target non-GAAP Operating Profit Goal
January 1, 2015 to December 31, 2015	83.1%	69.3%
January 1, 2015 to June 30, 2015	95.5%	91.6%
July 1, 2015 to December 31, 2015	91.9%	86.1%

Based on the performance metrics and percentage achievement reflected in the table above, the Company’s corporate level achievement for 2015 was 43.1%. As a result, following a review of the performance factors, and weighting achievement of applicable corporate, business unit and individual criteria, the Committee made the following cash incentive awards to our NEOs under the Executive Incentive Plan:

Name	Fiscal 2015	Fiscal 2015	Fiscal 2015
	Target Executive	Target (Potential)	Actual Executive
	Incentive as % of	Executive Incentive	Incentive Payout
	Base Salary	($)	($)
Steven Laub*	160%	1,208,000	604,000
Steve Skaggs	90%	405,000	225,309
Reza Kazerounian	100%	475,000	190,730
Rob Valiton	90%	378,000	277,867
Tsung-Ching Wu	85%	432,820	183,653

*	Mr. Laub’s incentive bonus for 2015 was established by the terms of his employment letter dated August 24, 2015, which provided for a 2015 incentive bonus equal to 50% of his target award.

Long-Term Equity Incentives

Atmel provides long-term incentive compensation through RSU awards, including performance-based RSUs (“PRSUs”) with specific performance objectives and additional time-based vesting provisions, and time-based RSUs. Atmel’s equity compensation program is intended to align the interests of our NEOs, and other management, with those of our stockholders by creating an incentive for our employees to create and maintain long-term stockholder value and to attract, retain and motivate highly-talented executives. The Committee views all equity awards, whether the awards have specific performance or time-based requirements attached, or a combination thereof, as inherently variable since the grant date value of those awards may not necessarily be indicative of their value when, and if, the shares underlying those awards are ever released or sold.

In addition, for the performance-based equity grants granted in 2014 with a performance period that ended December 31, 2015 (the “2015 PRSUs”), the Board determined, initially in September 2015 in connection with the execution of the Dialog merger agreement and consistent with the terms of the 2015 Plan and information then available (and subsequently in connection with the approval of the Microchip merger) as contemplated by the terms of those PRSU awards, that 57.0% of the target awards should vest contingent upon, and immediately prior to, the occurrence of the closing of the Microchip merger, with the remaining 2015 PRSUs converted into time-based awards that vest through November 15, 2017.

In light of the strategic process commenced by the Company in mid-2015, the Committee determined to award performance-based equity grants for the performance period ending December 31, 2016 (the “2016 PRSUs”) at a reduced level in August 2015 compared to prior years. On August 27, 2015, the Committee granted a target number of 2016 PRSUs to our NEOs, but did not establish performance criteria or maximum payout levels. In connection with the execution of the Dialog merger agreement in September 2015, the Board determined that those performance-based equity awards would be converted into time-based restricted stock units concurrent with the closing of that transaction. Upon the termination of the Dialog merger agreement, and the execution of the Microchip merger agreement, the Board affirmed and continued that treatment of the performance-based equity awards granted in August 2015. As a result, the 2016 PRSUs, would be converted into time-based restricted stock units contingent upon, and immediately prior to, the closing of the Microchip merger with vesting through November 15, 2018.

Further details regarding the equity awards granted to our NEOs in 2015 can be found under the headings “Summary Compensation Table” and “Grants of Plan Based Awards in 2015” below.

Consideration of 2015 Say on Pay Advisory Vote and Stockholder Engagement

The Committee also considers the annual “Say on Pay” advisory vote on executive compensation and seeks to engage with significant stockholders regarding corporate governance matters. At the 2015 Annual Meeting of Stockholders, approximately 94.7% percent of votes were cast in favor of our executive compensation.

Compensation Consultants

The Committee has the authority to engage its own advisors to assist in carrying out its responsibilities. In addition, the Committee is free to replace its compensation advisors or retain additional advisors at any time.

Since 2006, the Committee has engaged Compensia as its advisor to provide analysis, advice and guidance on executive compensation. Compensia reports to the Committee and receives its instructions from the Committee. The Committee has sole discretion to terminate Compensia and to determine its fees. Since 2008, Compensia has also advised Atmel’s Corporate Governance and Nominating Committee with respect to the compensation of Atmel’s Board of Directors.

Compensia is an independent compensation advisor, with special expertise and extensive experience in the technology sector, and has no business other than advising boards and management teams on executive compensation issues. The Committee considered those factors in selecting Compensia.

In 2015, Compensia worked in collaboration with Atmel’s management at the Committee’s direction to review management’s recommendations to the Committee and to provide information and guidance to management on the Committee’s behalf. As the Committee’s consultant, Compensia made recommendations directly to the Committee and attended portions of the Committee’s executive sessions without the involvement of management, as required by the Committee, and in order to support the Committee’s independent decision-making. Compensia performed the following services related to executive compensation at the request of the Committee in 2015:

•	A review of the competitive assessment of Atmel’s senior executive compensation program performed by Radford, a business unit of Aon Hewitt (“Radford”);

•
A review of Atmel’s short-term and long-term incentive plans, including the balance between short-term and long-term compensation and the relative percentages of performance and variable-based compensation, and of competitive incentive plan practices; and

•	A review of the Committee’s processes and effectiveness.

    In addition, management has engaged Radford to provide compensation data, information regarding market practices, additional support to Atmel’s compensation planning process, and a competitive assessment of Atmel’s senior executive compensation program. Radford attended portions of certain Committee meetings during 2015 at the request of the Committee and assisted management in collecting and providing information to the Committee.

Other Benefit Programs

Severance/Change of Control Benefits

Atmel has a Senior Executive Change of Control and Severance Plan under which Atmel provides its senior executive officers with certain severance and other payments following a termination of employment, including in connection with a change of control. In August 2015, we entered into a letter agreement with our CEO that set forth his change of control entitlements. These change of control arrangements are applicable to, and will be triggered by, the Company’s pending merger with Microchip.

Atmel does not provide for tax gross-ups on any payments made under the Change of Control and Severance Plan or under our CEO’s employment agreement. The payments that may be made pursuant to the Change of Control and Severance Plan or under our CEO’s letter agreement are described further below under the section entitled “Potential Payments upon Termination or Change of Control.”

Retirement Plans, Executive Perquisites and Generally Available Benefit Programs

Atmel maintains a tax-qualified 401(k) Tax Deferred Savings Plan (the “401(k) Plan”), which provides for broad-based employee participation. In addition, Atmel maintains the Atmel Executive Deferred Compensation Plan (the “EDCP”), which is a non-qualified U.S. deferred compensation plan offered to higher-level U.S. employees in order to allow them to defer more compensation than they would otherwise be permitted to defer under a tax-qualified retirement plan, such as our 401(k) Plan. Participants are credited with deemed investment returns based on the allocation of their account balances among a range of mutual funds available for the deemed investment of amounts credited under the EDCP. Participants remain general creditors of Atmel. Atmel offers the EDCP as a competitive practice to enable it to attract and retain top talent. The EDCP is evaluated for competitiveness in the marketplace from time-to-time, but the level of benefit provided by the EDCP is not typically taken into account in determining an executive’s overall compensation package for a particular year.

In 2015, executive officers were eligible to receive health care coverage that is generally available to other Atmel employees. In addition, Atmel offers a number of other benefits to the executive officers pursuant to benefit programs that provide for broad-based employee participation. These benefits programs include the employee stock purchase plan, medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent-care flexible spending accounts, business travel insurance, relocation/expatriate programs and services, educational assistance, employee assistance and certain other benefits. Consistent with practice in the semiconductor industry, Atmel does not otherwise generally provide perquisites to its NEOs.

Other Aspects of our Executive Compensation Programs

Role of Executive Officers in Compensation Decisions

The Committee meets with Atmel’s CEO and/or other executives to obtain recommendations with respect to Company compensation programs, practices, and packages for executive officers and certain other employees. Management makes recommendations to the Committee on base salaries, target and actual bonuses, and equity compensation for the executive team and other employees; however, individual executive officers do not propose or seek approval for their own compensation. The Committee considers, but is not bound by and does not always accept, management’s recommendations with respect to executive compensation. Compensia advises the Committee with respect to these executive compensation programs.

Our CEO and other officers attend portions of the Committee’s meetings, but the Committee also holds executive sessions not attended by any members of management or non-independent directors. The Committee discusses our CEO’s compensation package with him, but deliberates and makes decisions with respect to his compensation without him present and in consultation with its independent compensation consultant. The Board has delegated authority to our CEO to grant options and RSUs, within specified limits, to non-executive employees under specific circumstances, including with prior review and approval from our Senior Vice President of Human Resources (or a delegate), subsequent review from our Chief Legal Officer (or a delegate), and in certain circumstances subsequent approval from the Chairman of the Committee. Copies of approvals pursuant to this delegation of authority are periodically reviewed with the Committee.

Executive Officer and Director Equity Ownership Guidelines

Pursuant to our Corporate Governance Principles, equity ownership for our directors and executive officers is encouraged. In 2014, our Board adopted equity guidelines for our senior officers mandating prescribed levels of equity ownership. In addition, as described under “Compensation of Directors - Standard Director Compensation Arrangements,” in 2011, our Board previously enacted mandatory equity ownership guidelines for directors.

Trading Restrictions; Prohibitions on Hedging or Pledging

Our directors, executive officers and other specified individuals with access to sensitive, confidential corporate information are subject to our Insider Trading Policy. That policy prohibits those persons from engaging in transactions in publicly-traded options, such as puts and calls, and other derivative transactions with respect to Atmel’s securities. As part of that policy, we also prohibit hedging, and similar transactions, designed to decrease the risks associated with actually holding Atmel equity securities. We also prohibit pledging Atmel securities as collateral for loans.

Equity Grant Practices

We currently grant equity-based incentives to our executive officers under Atmel’s stockholder-approved 2005 Stock Plan. Pursuant to Atmel’s equity compensation granting policy, grants to executive officers are approved either during scheduled meetings or by unanimous written consent of the Committee effective, in the case of a written consent, upon the date the last signature of a member of the Committee is obtained. RSUs generally commence vesting on the 15th day of the middle month of the calendar quarter in which the Committee approval occurs. Options are granted on the 15th day of the month on or after the approval date, or the next trading day if the market is not open on the 15th day of the month (for example, stock options approved between October 16 and November 15 would be granted on November 15). All options have a per-share exercise price equal to the closing price of Atmel’s common stock on the grant date.

Summary Compensation Table

The following table presents information concerning the total compensation of (i) our principal executive officer, (ii) our principal financial officer, and (iii) our three most highly compensated executive officers, other than our principal executive officer and principal financial officer, who were serving as executive officers at the end of fiscal 2015 (collectively, our “NEOs”).

Name	Year	Salary	Bonus		Stock		Option	Non-Equity		All Other
		($)	($)		Awards		Awards	Incentive Plan		Compensation	Total
					($)(1)		($)	Compensation		($)(3)	($)(4)
								($)(2)
Steven Laub	2015	740,481	—		0	(6)	—	604,000	(7)	23,350	1,367,831	(8)
President and Chief	2014	737,577	—		5,247,485	(9)	—	966,400		23,074	6,974,536	(10)
Executive Officer	2013	755,000	—		5,174,095	(11)	—	1,000,224		24,388	6,953,707	(12)
Steve Skaggs	2015	450,000	—		1,189,885	(6)	—	225,309		120,083	1,985,277	(8)
Senior Vice President and	2014	444,462	—		1,311,865	(9)	—	352,553		113,803	2,222,682	(10)
Chief Financial Officer	2013	418,366	—		2,956,953	(11)	—	440,168		99,387	3,914,874	(12)
Reza Kazerounian (5)	2015	475,000	—		1,388,201	(6)	—	190,730		22,742	2,076,673	(8)
Senior Vice President,	2014	453,365	—		1,513,692	(9)	—	451,652		22,054	2,440,763	(10)
General Manager							—
Robert Valiton	2015	420,000	—		1,090,727	(6)	—	277,867		19,779	1,808,373	(8)
Senior Vice President,	2014	393,000	—		1,866,896	(9)	—	389,685		18,987	2,668,569	(10)
General Manager	2013	373,385	—		1,152,281	(11)	—	345,343		19,793	1,890,801	(12)
Tsung-Ching Wu	2015	509,200	2,250	(13)	694,096	(6)	—	183,653		32,627	1,421,826	(8)
Executive Vice President,	2014	509,200	790	(13)	1,009,120	(9)	—	346,256		25,665	1,891,031	(10)
Office of the President	2013	509,200	950	(13)	687,086	(11)	—	446,456		26,793	1,670,485	(12)
______________________

(1)
Stock awards consist of RSUs and performance-based RSUs. Amounts shown in this column do not reflect compensation actually received by the NEO. Instead, the dollar value of the awards shown in this column is the aggregate grant date fair value computed in accordance with the Financial Accounting Standards Board (“FASB”) ASC 718 for the years ended December 31, 2013, 2014 and 2015, excluding any estimate of future forfeitures related to service-based vesting conditions for RSUs.

(2)
The amounts under Non-Equity Incentive Plan Compensation reflect bonuses paid pursuant to the executive incentive plans adopted by the Committee on (i) April 7, 2015 (the “2015 Executive Incentive Plan”), (ii) March 22, 2014 (the “2014 Executive Incentive Plan”), and (iii) May 10, 2013 (the “2013 Executive Incentive Plan”). Amounts paid under the 2015 Executive Incentive Plan, 2014 Executive Incentive Plan and the 2013 Executive Incentive Plan were paid or will be paid in cash in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

(3)	The value and components of perquisites and other personal benefits for each of the NEOs for fiscal 2015 are set forth below in the “All Other Compensation for Fiscal Year 2015” table.

(4)
Amounts shown in this column do not reflect compensation actually received by the NEO. Instead, the dollar value of the awards reflected as part of total compensation in this column is the aggregate grant date fair value computed in accordance with the FASB ASC 718 for the years ended December 31, 2013, 2014 and 2015, excluding any estimate of future forfeitures related to service-based vesting conditions for RSUs. See footnote (1).

(5)	Mr. Kazerounian became an NEO of Atmel in 2014.

(6)
Stock award consists of grants of annual time-based RSUs and PRSUs granted in August 2015. In August 2015, the Committee granted a target number of PRSUs to our NEOs, but did not establish performance criteria or maximum payout levels. Consequently, these awards are presented in the table as time-based RSU grants. The grant date fair values for these awards are calculated in accordance with footnote (1). These amounts do not necessarily correspond to the actual value that will be recognized by the NEOs, if any.

(7)
On August 24, 2015, Mr. Laub agreed to a request from Atmel’s Board to extend his retirement date to facilitate the completion of the then-ongoing strategic evaluation process and entered into a letter agreement with the Company (the “Laub Agreement”). For fiscal year 2015, under the Laub Agreement, Mr. Laub is entitled to receive 50% of his target bonus under the 2015 Executive Incentive Plan.

(8)	See footnote 6.

(9)
Stock award consists of grants of annual time-based RSUs granted in August 2014 and performance-based RSUs granted in August 2014 and December 2014 under our 2015 Long-Term Performance-Based Incentive Plan (our "2015 Plan"). The grant date fair values for these awards are calculated in accordance with footnote (1). Although the performance period under our 2015 Plan ended on December 31, 2015 and, contingent upon, and immediately prior to, the occurrence of the closing of the Microchip transaction, our NEOs will be awarded 57% of the “target” level of shares granted to them under the 2015 Plan, with the remaining awards under the 2015 Plan being converted into time-based awards, the grant date fair value for the performance-based RSUs assumes achievement at the target level and a payout of the target number of shares. Assuming achievement at the maximum level and payout of the maximum number of shares, the maximum stock award grant date fair values would be as follows: Mr. Laub $8,451,633; Mr. Skaggs $1,719,491; Mr. Kazerounian $1,987,677; Mr. Valiton $2,451,480; and Mr. Wu $1,325,104.

(10)
Total compensation for 2014 includes grants of annual time-based RSUs granted in August 2014 and performance-based RSUs granted in August 2014 and December 2014 under our 2015 Plan. The grant date fair values for these awards are calculated in accordance with footnote (1). Although the performance period under our 2015 Plan ended on December 31, 2015 and, contingent upon, and immediately prior to, the occurrence of the closing of the Microchip transaction, our NEOs will be awarded 57% of the “target” level of shares granted to them under the 2015 Plan, with the remaining awards under the 2015 Plan being converted into time-based awards, the grant date fair value for the performance-based RSUs assumes achievement at the target level and a payout of the target number of shares. Assuming achievement at the maximum level and payout of the maximum number of shares, the maximum total compensation would be as follows: Mr. Laub $10,178,684; Mr. Skaggs $2,630,309; Mr. Kazerounian $2,914,748; Mr. Valiton $3,253,152; and Mr. Wu $2,206,225.

(11)
Stock award consists of grants of annual time-based RSUs and performance-based RSUs granted under our 2014 Long-Term Performance-Based Incentive Plan (our “2014 Plan”). The grant date fair values for these awards are calculated in accordance with footnote (1). Although the performance period under our 2014 Plan ended on December 31, 2014 and, with the exception of one of our NEOs, our NEOs were awarded less than the “target” level of shares granted to them under the 2014 Plan, for the purposes of this table, the grant date fair value for the performance-based RSUs assumes achievement at the target level under our 2014 Plan and a payout of the target number of shares.

(12)     See footnote 11.

(13)    Represents a patent award bonus.

All Other Compensation for Fiscal Year 2015

Name	Health	Life	Short Term	Long Term	Company	Other	Total
	Insurance	Insurance	Disability	Disability	Match 401(k)	($)(1)	($)
	($)	($)	Insurance	Insurance	Contribution
			($)	($)	($)
Steven Laub	12,940	1,020	151	337	4,000	4,902	23,350
Steve Skaggs	12,640	918	151	337	4,000	102,037	120,083
Reza Kazerounian	12,640	969	151	337	4,000	4,644	22,742
Robert Valiton	12,310	797	151	337	4,000	2,183	19,779
Tsung-Ching Wu	12,640	1,020	151	337	4,000	14,478	32,627
______________________

(1)    Includes premium for excess group term life insurance and, where applicable, reimbursement for commuting costs.

Grants of Plan-Based Awards in 2015

The following table presents information concerning each grant of an award made to an NEO in 2015 under any plan.

		Estimated Possible Payouts Under Non-Equity Incentive Plans(1)			All Other Stock Awards

Name	Grant Date	Threshold	Target	Maximum	Number of Shares of Stock or Units	Grant Date Fair Value of Stock Awards

		($)	($)	($)	(#)(2)	($)(3)
Steven Laub	—	0	1,208,000	2,416,000	—	—
	8/27/2015	—	—	—	—	—
Steve Skaggs	—	0	405,000	810,000	—	—
	8/27/2015	—	—	—	147,263	1,189,885
Reza Kazerounian	—	0	475,000	950,000	—	—
	8/27/2015	—	—	—	171,807	1,388,201
Rob Valiton	—	0	378,000	756,000	—	—
	8/27/2015	—	—	—	134,991	1,090,727
Tsung-Ching Wu	—	0	432,820	865,640	—	—
	8/27/2015	—	—	—	85,903	694,096
______________________

(1)
Reflects the minimum, target and maximum payment amounts established for our NEOs under our 2015 Executive Incentive Plan. The amounts achievable under the 2015 Executive Incentive Plan could range from zero (if the minimum level for financial performance and individual goals are not achieved) to a cap of 200% of the NEO’s individual bonus target. The actual payout was determined by the Committee by multiplying (a) the percentage completion of the executive’s goals by (b) the sum of the amounts calculated by applying the performance multipliers to the performance objectives. The Committee determined the actual amounts payable to our NEOs under the 2015 Executive Incentive Plan in February 2016 and these amounts are reflected in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.” For each NEO, these amounts will be paid as a cash bonus during 2016, as follows:

Fiscal 2015 Bonus Awards ($)
Steven Laub *	$604,000
Steve Skaggs	$225,309
Reza Kazerounian	$190,730
Robert Valiton	$277,867
Tsung-Ching Wu	$183,653

*	Mr. Laub’s incentive bonus for 2015 was established by the terms of his employment letter dated August 24, 2015, which provided for a 2015 incentive bonus equal to 50% of his target award.

(2)
Reflects grants of annual time-based RSUs and PRSUs granted in August 2015. In August 2015, the Committee granted a target number of PRSUs to our NEOs, but did not establish performance criteria or maximum payout levels. Consequently, these awards are presented in the table as time-based RSU grants.

(3)
Reflects the grant date fair value of each equity award computed in accordance with FASB ASC 718, excluding any estimate of future forfeitures related to service-based vesting conditions. These amounts do not necessarily correspond to the actual value that will be recognized by the NEOs, if any.

Outstanding Equity Awards at 2015 Fiscal Year End

The following table presents information concerning unexercised options and stock that had not vested as of the end of 2015 for each NEO.

	Option Awards					Stock Awards
	Grant	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Date(1)	Exercisable	Unexercisable	($)	Date	(#)	($)(2)	(#)(3)	($)(2)(4)
Steven Laub	08/23/12 (5)	—	—	—	—	152,531	1,313,292	—	—
	08/23/13 (5)	—	—	—	—	200,295	1,724,540	—	—
	12/17/13 (6)	—	—	—	—	61,928	533,200	—	—
	08/28/14 (5)	—	—	—	—	147,165	1,267,091	—	—
	8/28/14 & 12/11/14 (3)	—	—	—	—	—	—	397,537	3,422,794
Steve Skaggs	09/02/10 (7)	54,168	—	6.11	9/2/2020	—	—	—	—
	09/02/10 (7)	5,832	—	6.11	9/2/2020	—	—	—	—
	08/23/12 (5)	—	—	—	—	22,237	—	—	—
	12/17/13 (6)	—	—	—	—	10,579	91,085	—	—
	05/21/13 (5)	—	—	—	—	93,750	807,188	—	—
	08/23/13 (5)	—	—	—	—	45,638	392,943	—	—
	08/28/14 (5)	—	—	—	—	70,348	605,696	—	—
	8/28/14 & 12/11/14 (3)	—	—	—	—	—	—	50,574	435,442
	08/27/15 (5)	—	—	—	—	92,040	792,464	—	—
	08/27/15 (8)	—	—	—	—	49,087	422,639	—	—
Reza Kazerounian	03/29/13 (9)	—	—	—	—	186,875	1,608,994	—	—
	08/23/13 (5)	—	—	—	—	68,457	589,415	—	—
	12/17/13 (6)	—	—	—	—	5,667	48,793	—	—
	08/28/14 (5)	—	—	—	—	80,860	696,205	—	—
	8/28/14 & 12/11/14 (3)	—	—	—	—	—	—	58,807	506,328
	08/27/15 (5)	—	—	—	—	107,380	924,542	—	—
	08/27/15 (8)	—	—	—	—	57,268	493,077	—	—
Robert Valiton	08/28/09 (7)	2,645	—	4.23	5/14/2017	—	—	—	—
	08/28/09 (7)	57,354	—	4.23	5/14/2017	—	—	—	—
	08/23/12 (5)	—	—	—	—	29,381	252,970	—	—
	08/23/13 (5)	—	—	—	—	51,343	442,063	—	—
	12/17/13 (6)	—	—	—	—	16,956	145,991	—	—
	08/28/14 (5)	—	—	—	—	99,727	858,649	—	—
	8/28/14 & 12/11/14 (3)	—	—	—	—	—	—	72,529	624,475
	08/27/15 (5)	—	—	—	—	84,370	726,426	—	—
	08/27/15 (8)	—	—	—	—	44,996	387,416	—	—
Tsung-Ching Wu	09/06/06 (7)	65,105	—	5.73	9/6/2016	—	—	—	—
	08/15/07 (7)	257,537	—	4.74	8/15/2017	—	—	—	—
	08/15/08 (7)	16,667	—	4.20	8/15/2018	—	—	—	—
	08/15/08 (7)	83,333	—	4.20	8/15/2018	—	—	—	—
	09/15/09 (7)	29,344	—	4.43	9/15/2019	—	—	—	—
	09/15/09 (7)	128,213	—	4.43	9/15/2019	—	—	—	—
	08/23/12 (5)	—	—	—	—	36,544	314,644	—	—
	08/23/13 (5)	—	—	—	—	28,524	245,592	—	—
	12/17/13 (6)	—	—	—	—	7,052	60,718	—	—

08/28/14 (5)	—	—	—	—	53,906	464,131	—	—
8/28/14 & 12/11/14 (3)	—	—	—	—	—	—	39,204	337,546
08/27/15 (5)	—	—	—	—	53,690	462,271	—	—
08/27/15 (8)	—	—	—	—	28,634	246,539	—	—
______________________

(1)
In each case, vesting is subject to the NEO being a service provider, as defined in the 2005 Stock Plan, on the applicable vesting date, or as otherwise provided under any applicable employment agreement or change of control plan.

(2)
In accordance with SEC rule, the market value of unvested RSUs and performance-based RSUs is calculated based on the closing price of our common stock on the NASDAQ Global Select Market of $8.61 per share on December 31, 2015. This per share amount exceeds the aggregate per share cash and stock consideration of $8.15 that holders of Atmel common stock will receive in the Microchip merger and, consequently, the market value of unvested RSUs and performance-based RSUs set forth in the table above reflects a higher value than the NEO is likely to realize on such awards.

(3)
Awards on August 28, 2014 and December 11, 2014 reflect share amounts at target that NEOs may receive under the 2015 Plan although the performance period under our 2015 Plan ended on December 31, 2015 and, contingent upon, and immediately prior to, the occurrence of the closing of the Microchip transaction, our NEOs will be awarded 57% of the “target” level of shares granted to them under the 2015 Plan, with the remaining awards under the 2015 Plan being converted into time-based awards.

(4)
Calculates value for performance-based RSUs granted on August 28, 2014 and December 11, 2014 under our 2015 Plan based on achievement at the target level and a payout of the target number of shares although the performance period under our 2015 Plan ended on December 31, 2015 and, contingent upon, and immediately prior to, the occurrence of the closing of the Microchip transaction, our NEOs will be awarded 57% of the “target” level of shares granted to them under the 2015 Plan, with the remaining awards under the 2015 Plan being converted into time-based awards. Assuming achievement at the maximum level under the 2015 Plan and payout of the maximum number of shares, the maximum values for the awards granted on August 28, 2014 and December 11, 2014 be as follows: Mr. Laub $6,845,587; Mr. Skaggs $870,884; Mr. Kazerounian $1,012,657; Mr. Valiton $1,248,949; and Mr. Wu $675,093. These amounts do not necessarily correspond to the actual value that will be recognized by the NEOs, if any.

(5)	These RSUs vest 6.25% per quarter until fully vested.

(6)
Awards on December 17, 2013 reflect performance-based RSUs granted under our 2014 Plan that were credited to each NEO based upon the achievement for each NEO under the 2014 Plan. These RSUs vest 1/3 in the first quarter of 2015, 1/3, on a quarterly basis, in 2015, and 1/3 on a quarterly basis, in 2016.

(7)	These options are fully vested.

(8)
In August 2015, the Committee granted a target number of PRSUs to our NEOs, but did not establish performance criteria or maximum payout levels. Concurrent with the closing of the Microchip merger, these awards would be converted into time-based restricted stock units.

(9)	This RSU vests 25% on February 15, 2014 and then 6.25% per quarter until fully vested.

Option Exercises and Stock Vested at 2015 Fiscal Year End

The following table provides information with respect to option exercises and stock vested during 2015 for each NEO.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)(3)
Steven Laub	—	—	576,446	4,773,902
Steve Skaggs	—	—	181,253	1,497,365
Reza Kazerounian	—	—	236,508	1,950,684
Robert Valiton	—	—	160,551	1,329,241
Tsung-Ching Wu	—	—	122,629	1,013,199
______________________

(1)	Market value of underlying shares on date of exercise based on the closing price of our common stock on the NASDAQ Global Select Market on the dates of exercise, minus the exercise price.

(2)
Market value of shares on date of vesting based on the closing price of our common stock on the NASDAQ Global Select Market on the dates of vesting, provided that if the date or dates of vesting do not fall on a trading day then the market value of shares is based on the average of the closing price of our common stock on the NASDAQ Global Select Market on the immediately following and preceding trading days.

(3)	Does not indicate shares were actually sold by the NEO.

Potential Payments upon Termination or Change of Control

Atmel has a Senior Executive Change of Control and Severance Plan (the “CoC Plan”) under which Atmel provides its senior executive officers with certain severance and other payments following a termination of employment, including in connection with a change of control. In August 2015, we entered into a letter agreement with our CEO that set forth his change of control entitlements. These change of control arrangements are applicable to, and will be triggered by, the Company’s pending merger with Microchip. We discuss the details of these plans and agreements in the following section and estimate the benefits our NEOs would receive assuming that a change of control or other severance event occurred on December 31, 2015.

In accordance with SEC rules, the tables below calculate the market value of unvested RSUs and performance-based RSUs based on the closing price of our common stock on the NASDAQ Global Select Market of $8.61 per share on December 31, 2015. This per share amount exceeds the aggregate per share cash and stock consideration of $8.15 that holders of Atmel common stock will receive in the Microchip merger and, consequently, the market value of unvested RSUs and performance-based RSUs set forth in the tables below reflects a higher value than the NEO is likely to realize on such awards.

Letter Agreement with Steven Laub dated August 24, 2015 and Performance-based Restricted Stock Unit Awards

On August 24, 2015, Mr. Laub agreed to a request from Atmel’s Board to extend his retirement date to facilitate the completion of the then-ongoing strategic evaluation process and entered into a letter agreement with the Company (the “Laub Agreement”). Under the Laub Agreement, Mr. Laub is entitled to receive a pro-rated portion of his 2015 annual incentive bonus, assuming 50% of target achievement level (with pro-ration based on the actual number of days he was employed by the Company in 2015), and a pro-rated portion of his 2016 annual incentive bonus, assuming 100% of target achievement level (with pro-ration based on the actual number of days he was employed by the Company in 2016). Also under the Laub Agreement, if a change of control occurs and is consummated during his employment or at any time within nine months after the end of his employment, his outstanding equity (including time-based and performance-based RSUs) that is, or was, scheduled to vest on or prior to the one year anniversary of the termination of his employment will vest. Mr. Laub’s outstanding equity awards will not immediately terminate with termination of his employment to the extent necessary to accommodate this right. In addition, specifically with respect to Mr. Laub’s performance-based equity grants, previously granted with a performance period ending December 31, 2015 (the “2015 PRSUs”), if Mr. Laub’s employment ends for any reason on or before the initial cliff vesting date of such 2015 PRSUs, then, at a minimum, he will be deemed to vest in at least one-third of such 2015 PRSUs that are credited to him based on Atmel’s level of achievement of the applicable performance goals.

The following table provides information concerning the estimated payments and benefits that would have been provided to Mr. Laub in the circumstances described above, assuming, as applicable, a termination and change of control date of December 31, 2015.

	Estimated Payments and Benefits(1)
	($)
Type of Benefit	Termination not in Connection with a Change of Control	Change of Control with Continued Employment	Change of Control without Continued Employment
Annual, Variable Incentive Bonus	604,000	—	604,000
RSU Vesting Acceleration (2)	—	—	3,292,705
Performance-based RSU Vesting Acceleration	1,950,992	(3)	2,447,297 (3)
Total Benefits (4)	2,554,992	—	6,344,002 (3)

(1)
Payments and benefits are estimated assuming that the triggering event took place on December 31, 2015, and the price per share of Atmel’s common stock is the closing price on the NASDAQ Global Select Market as of that date ($8.61). The occurrence of a triggering event on another date, or at different stock prices, would likely produce different results. This per share amount exceeds the aggregate per share cash and stock consideration of $8.15 that holders of Atmel common stock will receive in the Microchip merger and, consequently, the market value of unvested RSUs and performance-based RSUs set forth in the table above reflects a higher value than our CEO is likely to realize on such awards.

(2)
Reflects the aggregate market value of unvested RSUs (other than PRSUs) that would accelerate. Aggregate market value for RSUs has been determined as the product of (i) $8.61, multiplied by (ii) the number of shares underlying unvested RSUs at December 31, 2015.

(3)
Excludes the value, estimated in accordance with footnote (2), of the actual number of 2015 PRSUs that were deemed to be credited and vest subject to the closing of the Microchip transaction immediately prior to the effective time of such transaction. The value of such 2015 PRSUs for Mr. Laub, calculated in accordance with footnote (2), is $1,950,992.

(4)
Under the 2005 Stock Plan, in the event of a merger of Atmel into another corporation or the sale of substantially all of the assets of Atmel, each outstanding equity award is required to be assumed, or an equivalent option or right substituted, by the successor corporation. If the successor corporation refuses to assume or substitute for the award, the participant will fully vest in, and, where applicable, have the right to exercise, all of his or her outstanding options and equity awards, including shares that would not otherwise be vested or exercisable. Assuming a successor corporation had refused to assume or substitute for Mr. Laub’s outstanding equity awards, and assuming the date of the triggering event was December 31, 2015, the estimated value of such accelerated equity awards, calculated in accordance with footnote (2), would be $11,683,710.

Change of Control Severance Plan/Performance-based Restricted Stock Unit Award Agreements

Our Committee adopted the COC Plan in which Atmel’s NEOs (other than our CEO, who is entitled to change of control and severance benefits under the terms of the Laub agreement) are eligible to participate, provided that each individual executes a participation agreement, waives his or her right to any severance provided under any other agreement or plan, and agrees to an amendment to any existing employment or other agreement pursuant to which such individual is entitled to severance benefits.

In accordance with the COC Plan, the NEOs other than Mr. Laub (each, an “Eligible Participant”) will be entitled to receive the following severance benefits, contingent on such individual signing and not revoking a separation agreement and release of claims in favor of Atmel and not soliciting any employee of Atmel for a period of twelve (12) months:

•
In the event of a termination of employment without cause or due to death or disability that does not occur within a “change of control determination period,” an Eligible Participant will be entitled to receive:

◦	A lump sum payment in cash equal to one hundred percent (100%) of the Eligible Participant’s annual base salary, as in effect at the time of termination;

◦
A lump sum payment in cash equal to the Eligible Participant’s target incentive compensation for the year of termination, pro-rated to the date of termination (plus an additional amount equal to the Eligible Participant’s target incentive compensation if such termination occurs during a sunset period between September 1, 2015 and August 31, 2016);

◦
In the case of death or disability only, one hundred percent (100%) vesting of unvested equity awards outstanding on the date of death or disability, other than performance-based RSU awards or other equity compensation awards that vest based on achievement of express performance goals, which performance goals have not, as of the date of death or disability, been achieved (except to the extent the performance plan governing, or terms of, those performance-based awards otherwise provides for, and permits, acceleration of those performance-based awards irrespective of whether all applicable performance goals have, or have not, been achieved on the date of the death or disability); and

◦	Twelve (12) months Company-paid COBRA coverage; and

◦	Transitional outplacement benefits in accordance with the policies and guidelines of Atmel, as in effect immediately prior to the change of control.

•
In the event of a termination of employment without cause, a resignation for good reason or a termination of employment due to death or disability, in each case within a “change of control determination period,” an Eligible Participant will be entitled to receive:

◦	A lump sum payment in cash equal to one hundred percent (100%) of the Eligible Participant’s annual base salary, as in effect at the time of termination;

◦	A lump sum payment in cash equal to one hundred percent (100%) of the Eligible Participant’s target incentive compensation for the year of termination;

◦	A lump sum payment in cash equal to the Eligible Participant’s target incentive compensation for the year of termination, pro-rated to the date of termination;

◦
One hundred percent (100%) vesting acceleration of unvested equity awards outstanding on the later of the date of termination or the change of control, other than performance-based RSU awards or other equity compensation awards that vest based on achievement of express performance goals, which performance goals have not, as of the later of the date of his or her termination or change of control, been achieved (except to the extent the performance plan governing, or terms of, those performance-based awards otherwise provide for, and permit, acceleration of those performance-based awards irrespective of whether all applicable performance goals have, or have not, been achieved on the date of the termination or change of control);

◦	Twelve (12) months Company-paid COBRA coverage; and

◦	Transitional outplacement benefits in accordance with the policies and guidelines of Atmel, as in effect immediately prior to the change of control.

Under the COC Plan, “change of control determination period” means the time period beginning three (3) months before a change of control (as defined in the COC Plan) and ending twenty-four (24) months following a change of control. This CoC Plan is applicable to, and will be triggered by, the Company’s pending merger with Microchip.

The following table provides information concerning the estimated payments and benefits that would have been provided to the following NEOs in the circumstances described above, assuming, as applicable, a termination and change of control date of December 31, 2015.

		Estimated Payments and Benefits (1)
			Involuntary Termination Other Than for Cause or Termination Due to Death or Disability	Involuntary Termination Other Than for Cause, Termination Due to Death or Disability or Termination for Good Reason
Name	Type of Benefit	Change in Control with Continued Employment	Not in Connection with a Change in Control	In Connection with a Change in Control
Skaggs	Salary	—	450,000	450,000
	Annual, Variable Incentive Bonuses	—	810,000	810,000
	COC Plan Vesting Acceleration (2)	—	3,926,158 (4)(5)	3,926,158 (4)
	Continued Coverage of Employee Benefits (3)	—	18,936	18,936
	Total Benefits (6)	—	5,205,094 (4)	5,205,094 (4)
Kazerounian	Salary	—	475,000	475,000
	Annual, Variable Incentive Bonuses	—	950,000	950,000
	COC Plan Vesting Acceleration (2)	—	5,085,075 (4)(5)	5,085,075 (4)
	Continued Coverage of Employee Benefits (3)	—	18,936	18,936
	Total Benefits (6)	—	6,529,011 (4)	6,529,011 (4)
Valiton	Salary	—	420,000	420,000
	Annual, Variable Incentive Bonuses	—	756,000	756,000
	COC Plan Vesting Acceleration (2)	—	3,706,514 (4)(5)	3,706,514 (4)
	Continued Coverage of Employee Benefits (3)	—	17,952	17,952
	Total Benefits (6)	—	4,900,466 (4)	4,900,466 (4)
Wu	Salary	—	509,200	509,200
	Annual, Variable Incentive Bonuses	—	865,640	865,640
	COC Plan Vesting Acceleration (2)	—	2,276,585 (4)(5)	2,276,585 (4)
	Continued Coverage of Employee Benefits (3)	—	11,506	11,506
	Total Benefits (6)	—	3,662,931 (4)	3,662,931 (4)
______________________

(1)
Payments and benefits are estimated assuming that the triggering event took place on December 31, 2015, and the price per share of Atmel’s common stock is the closing price on the NASDAQ Global Select Market as of that date ($8.61). The payments and benefits reflected in the table assume no material payments are made for transitional outplacement services. The occurrence of a triggering event on another date, or at different stock prices, would likely produce different results. This per share amount exceeds the aggregate per share cash and stock consideration of $8.15 that holders of Atmel common stock will receive in the Microchip merger and, consequently, the market value of unvested RSUs and performance-based RSUs set forth in the table above reflects a higher value than our NEOs are likely to realize on such awards.

(2)
Reflects the aggregate market value of unvested RSUs and PRSUs that would accelerate. Aggregate market value for RSUs and PRSUs has been determined as the product of (i) $8.61, multiplied by (ii) the number of shares underlying unvested RSUs and PRSUs that would accelerate, as applicable, at December 31, 2015.

(3)	Assumes continued coverage of health benefits at the same level as provided for 2015.

(4)
Excludes the value, estimated in accordance with footnote (2), of the actual number of 2015 PRSUs that were deemed to be credited and vest subject to the closing of the Microchip transaction immediately prior to the effective time of such transaction. The value of such 2015 PRSUs, calculated in accordance with footnote (2), would be as follows: Mr. Skaggs $248,202; Mr. Kazerounian $288,607; Mr. Valiton $355,951; and Mr. Wu $192,401.

(5)
Assumes termination is due to death or disability. Under the CoC Plan, in the event of a termination that does not occur within a “change of control determination period,” unvested option grants, RSUs and performance-based shares granted under our 2015 Plan only accelerate if such termination is due to death or disability (and subject to the specific terms of any performance-based plan).

(6)
Under the 2005 Stock Plan, in the event of a merger of Atmel into another corporation or the sale of substantially all of the assets of Atmel, each outstanding equity award is required to be assumed, or an equivalent option or right substituted, by the successor corporation. If the successor corporation refuses to assume or substitute for the award, the participant will fully vest in, and, where applicable, have the right to exercise, all of his or her outstanding options and equity awards, including shares that would not otherwise be vested or exercisable. Assuming a successor corporation had refused to assume or substitute for our NEO’s outstanding equity awards, and assuming the date of the triggering event was December 31, 2015, the estimated value of such accelerated equity awards would be as follows: Mr. Skaggs $4,174,360; Mr. Kazerounian $5,373,682; Mr. Valiton $4,062,465; and Mr. Wu $2,468,986.

Compensation of Directors

The following table provides information concerning the compensation paid by us to each of our non-employee directors for fiscal 2015. Mr. Laub and Mr. Wu, who are our employees, do not receive additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Charles Carinalli	133,000	195,046	328,046
Papken Der Torossian	122,000	195,046	317,046
Dr. Edward Ross	118,000	195,046	313,046
Jack L. Saltich	146,000	195,046	341,046
David Sugishita	211,500	195,046	406,546
______________________

(1)
Amounts shown do not reflect compensation actually received by the director. Instead the dollar value of these awards is the aggregate grant date fair value computed in accordance with FASB ASC 718, excluding any estimate of future forfeitures related to service-based vesting conditions.

(2)	As of December 31, 2015, the aggregate number of shares underlying options and RSUs outstanding for each of our non-employee directors was as follows:

Name	Aggregate Number of Shares Underlying Options	Aggregate Number of Shares Underlying RSUs
Charles Carinalli	49,000	22,064
Papken Der Torossian	111,500	22,064
Dr. Edward Ross	64,000	22,064
Jack L. Saltich	41,500	22,064
David Sugishita	9,625	22,064

Standard Director Compensation Arrangements

Cash Compensation

During 2015, each non-employee director received a cash retainer of $50,000, paid in installments, for service on the Board and its committees. The non-executive chairman of the Board received an additional cash retainer of $60,000 for 2015. In addition, each non-employee director received $1,000 for each Board meeting attended, and $1,000 for each committee meeting attended for each committee on which the non-employee director served. Also, non-employee directors who served as committee chairs received an annual retainer for such service in the amount of $17,500 for the chair of the Audit Committee, $15,000 for the chair of the Compensation Committee and $10,000 for the chair of the Corporate Governance and Nominating Committee. Non-employee directors are reimbursed for their expenses in connection with their attendance at Board and committee meetings and their out-of-pocket business expenses associated with service on the Board and its committees.

Equity Compensation

During 2015, equity compensation was issued as follows: (i) the target value for “initial” grants to a new non-employee director was set at $280,000, payable entirely in RSUs that will vest annually over 4 years from the effective date and (ii) the target value for “annual” grants to our non-employee directors was set at $180,000, payable entirely in RSUs (based on a 30-day trailing average from the date of grant), with a cliff vest after one year.

All outstanding, unvested equity awards (e.g., options and RSUs) held by non-employee members of the Board of Directors shall vest 100% upon a change of control of Atmel.

During 2011, our Board enacted mandatory equity ownership guidelines for directors. Those guidelines require each director to hold equity in Atmel equal to three (3) times the annual cash retainer received by that director; that target equity threshold will continue to roll forward to reflect any increases in the annual cash retainer paid to directors. Each of our directors currently satisfies our equity ownership guidelines.

Risk Oversight

Our Board, as a whole and through its committees, has responsibility for the oversight of risk management. With the oversight of our Board, our officers are responsible for the day-to-day management of the material risks Atmel faces. In its oversight role, our Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The involvement of the Board in reviewing our business strategy and operating plans at least annually is a key part of its oversight of risk management, its assessment of management’s appetite for risk, and its determination of what constitutes an appropriate level of risk for Atmel. The Board regularly receives updates from management and outside advisors regarding risks Atmel faces, including litigation and operating risks.

In addition, our Board committees oversee aspects of risk management. Our Audit Committee is responsible for overseeing risk management of financial matters, financial reporting, the adequacy of our risk-related internal controls, and internal investigations; our Compensation Committee oversees risks related to compensation policies and practices; and our Corporate Governance and Nominating Committee oversees governance-related risks, such as Board independence and conflicts of interest, as well as management and director succession planning. Our Board committees report their findings to the Board.

Senior management attends Board and Board committee meetings as requested and is available to address any questions or concerns raised by the Board on risk management or other matters. The Board holds annual strategic planning sessions with senior management to discuss strategies, key challenges, and risks and opportunities for Atmel.

Compensation Committee Interlocks and Insider Participation

During 2015, the following directors were members of Atmel’s Compensation Committee: Messrs. Saltich, Carinalli, Der Torossian and Sugishita. No interlocking relationships exist between any member of the Board or Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves as a member of our Board or Committee. No member of the Committee was a present or former officer or employee of Atmel or its subsidiaries, other than Mr. Sugishita who since August 2006 has served as Non-executive Chairman of the Board. Mr. Sugishita is a non-employee director of Atmel.

Compensation Committee Report

The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that Atmel specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.

The Committee has reviewed and discussed with management the Compensation Discussion and Analysis for 2015 required by Item 402(b) of Regulation S-K. Based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted by the members of the Compensation Committee of the Board of Directors.

Jack L. Saltich (Chairman)
Charles Carinalli
Papken Der Torossian
David Sugishita

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of our common stock as of February 16, 2016 by (i) each person known by us to be a beneficial owner of more than 5% of our outstanding common stock, (ii) each of the executive officers named in the Summary Compensation Table, (iii) each director and nominee for director, and (iv) all directors, nominees for director and executive officers as a group. The information on beneficial ownership in the table and the footnotes hereto is based upon our records and the most recent Schedule 13D or 13G filed by each such person or entity and information supplied to us by such person or entity. Except as otherwise indicated (or except as contained in a referenced filing), each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable, and can be reached by contacting our principal executive offices.

Beneficial Owner(1)	Common Stock Beneficially Owned(2)	Approximate Percent Beneficially Owned(2)
T. Rowe Price Associates, Inc.(3)	34,526,548	8.18%
Janus Capital Management LLC(4)	31,084,075	7.36%
BlackRock, Inc.(5)	28,414,924	6.73%
Vanguard Group, Inc.(6)	28,134,695	6.66%
Steven Laub(7)	2,200,951	*
Steve Skaggs(8)	505,097	*
Reza Kazerounian(9)	336,197	*
Rob Valiton(10)	433,911	*
Tsung-Ching Wu(11)	9,291,247	2.20%
David Sugishita(12)	119,567	*
Charles Carinalli(13)	201,943	*
Dr. Edward Ross(14)	201,943	*
Papken Der Torossian(15)	302,643	*
Jack L. Saltich(16)	175,117	*
All current directors and executive officers as a group (12 persons)(17)	14,147,288	3.34%
______________________
*     Less than one percent of the outstanding common stock

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Atmel Corporation, 1600 Technology Drive, San Jose, CA 95110.

(2)
Based on 422,182,986 shares outstanding on February 16, 2016. Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Atmel’s common stock subject to options and Atmel Units held by that person that will be exercisable/vested within 60 days after February 16, 2016, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Assumes that the Merger will not be completed on or before April 16, 2016.

(3)
Based on a Schedule 13G, Amendment No. 6 filed with the SEC on February 11, 2016, T. Rowe Price Associates, Inc. (“Price Associates”), reported having sole voting power over 9,781,448 shares and sole dispositive power over 34,526,548 shares. The address of Price Associates is 100 E. Pratt Street, Baltimore, Maryland 21202. These securities are owned by various individual and institutional investors for which Price Associates serves as investment advisor with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(4)
Based on a Schedule 13G, Amendment No. 7 filed with the SEC on February 16, 2016, Janus Capital Management LLC (“Janus”), reported having sole voting and dispositive power over 31,068,575 shares. The address of Janus is 151 Detroit Street, Denver, Colorado 80206.

(5)
Based on a Schedule 13G, Amendment No. 3 filed with the SEC on February 10, 2016, BlackRock, Inc. (“Blackrock”), reported having sole voting power over 27,040,278 shares and sole dispositive power over 28,414,924 shares. The address of BlackRock is 40 East 52nd Street, New York, NY 10022.

(6)
Based on a Schedule 13G, Amendment No. 2 filed with the SEC on February 10, 2016, Vanguard Group, Inc. (“Vanguard”), reported having sole voting power over 308,973 shares, sole dispositive power over 27,828,622 shares and shared dispositive power over 306,073 shares. The address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

(7)	Includes 2,200,951 shares owned directly. No shares are issuable under stock options exercisable within 60 days after February 16, 2016.

(8)	Includes 445,097 shares owned directly. Also includes 60,000 shares issuable under stock options exercisable within 60 days after February 16, 2016.

(9)	Includes 336,197 shares owned directly. No shares are issuable under stock options exercisable within 60 days after February 16, 2016.

(10)	Includes 373,912 shares owned directly. Also includes 59,999 shares issuable under stock options exercisable within 60 days after February 16, 2016.

(11)
Includes 1,808,976 shares owned directly, 6,644,902 shares held in trust, of which Mr. Wu and his wife are the trustees, and 257,170 shares held in trust for Mr. Wu’s children, of which Mr. Wu and his wife are the trustees. Also includes 580,199 shares issuable under stock options exercisable within 60 days after February 16, 2016.

(12)	Includes 109,942 shares owned directly. Also includes 9,625 shares issuable under stock options exercisable within 60 days after February 16, 2016.

(13)
Includes 93,776 share owned directly, and 59,167 shares held in trust, of which Mr. Carinalli and his wife are the trustees. Also includes 49,000 shares issuable under stock options exercisable within 60 days after February 16, 2016.

(14)	Includes 137,943 shares owned directly. Also includes 64,000 shares issuable under stock options exercisable within 60 days after February 16, 2016.

(15)
Includes 105,942 shares owned directly, 79,201 shares held in trust, of which Mr. Der Torossian is the trustee, and 6,000 shares held in Mr. Der Torossian’s IRA. Also includes 111,500 shares issuable under stock options exercisable within 60 days after February 16, 2016.

(16)
Includes 126,617 shares owned directly, and 7,000 shares held in trust, of which Mr. Saltich and his wife are the trustees. Also includes 41,500 shares issuable under stock options exercisable within 60 days after February 16, 2016.

(17)	Includes 975,823 shares issuable under stock options exercisable within 60 days after February 16, 2016.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options, warrants and rights granted to employees and directors, as well as the number of securities remaining available for future issuance (without giving effect to any full award conversion ratios applicable to RSUs), under Atmel’s equity compensation plans as of December 31, 2015 (share amounts in thousands).

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)
Equity compensation plans approved by security holders	17,638 (1)(2)	$ 4.6956 (3)	25,037 (4)
Equity compensation plans not approved by security holders
Total	17,638 (1)(2)	$ 4.6956	25,037
______________________

(1)
Includes options to purchase shares outstanding under the 2005 Stock Plan. Excluded from the table are 0.4 million shares subject to equity awards that we assumed in December 2012 and 0.1 million shares subject to equity awards that we assumed in July 2014 in connection with past acquisitions and 0.6 million restricted stock units granted in August 2015 as performance-based RSUs for which the performance criteria had not been established as of December 31, 2015. We do not plan to issue additional equity under those assumed plans.

(2)	Includes 15,271 RSUs granted under our 2005 Stock Plan that had not vested as of such date.

(3)	This weighted-average exercise price does not include outstanding RSUs.

(4)
Consists of 7,734 shares available for future issuance under our 2005 Stock Plan (for options, RSUs and performance-based RSUs) and 17,303 shares available for future issuance under our 2010 Employee Stock Purchase Plan. Pursuant to our 2005 Stock Plan, each share subject to restricted stock, RSUs (including performance shares) and stock purchase rights granted prior to May 18, 2011 is counted as one-and-78/100 (1.78) shares against the shares available for grant under the 2005 Stock Plan, each share subject to restricted stock, RSUs (including performance shares) and stock purchase rights granted on or after May 18, 2011 but prior to May 9, 2013 is counted as one-and-61/100 (1.61) shares against the shares available for grant under the 2005 Stock Plan, and each share subject to restricted stock, RSUs (including performance shares) and stock purchase rights granted on or after May 9, 2013 is counted as one-and-57/100 (1.57) shares against the shares available for grant under the 2005 Stock Plan.

Change in Control Arrangements

On January 19, 2016, we entered into an agreement and plan of merger with Microchip Technology Incorporated (“Microchip”) and Hero Acquisition Corporation (“Hero”) which provides for the merger of Hero with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Microchip. For more details regarding the Microchip transaction and merger agreement, see Note 1 of Notes to Consolidated Financial Statements and Item 1A - Risk Factors for further information regarding this transaction.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions

In accordance with the charter for the Audit Committee, our Audit Committee reviews and approves in advance in writing any proposed related person transactions. The most significant related person transactions, as determined by the Audit Committee, must be reviewed and approved in writing in advance by our Board. Any related person transaction will be disclosed in the applicable SEC filing as required by the rules of the SEC. For purposes of these procedures, “related person” and “transaction” have the meanings contained in Item 404 of Regulation S-K.

The related party transactions that our Audit Committee reviewed since the beginning of fiscal 2015 were neither reportable nor significant.

Director Independence

Messrs. Sugishita, Der Torossian, Saltich, Carinalli and Ross are our independent directors under the NASDAQ listing standards. Please see “Item 10. Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees of KPMG LLP Incurred by Atmel

The following table sets forth the fees billed for services rendered by our auditors, KPMG LLP, for each of our last two fiscal years.

	2014 ($)	2015 ($)
Audit fees(1)	1,679,656	1,892,126
Audit-related fees	—	16,555
Tax fees(2)	184,800	372,000
All other fees(3)	84,500	350,000
Total	1,948,956	2,630,681
___________________________

(1)
Audit fees represent fees for professional services provided in connection with the integrated audit of our financial statements and of our internal control over financial reporting, and the review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory audits and filings.

(2)	Tax fees consisted of fees for assistance with international tax planning and other tax compliance services for the United States and foreign jurisdictions.

(3)	All other fees consisted of fees for financial due diligence services.

Audit Committee Pre-Approval Policy

Section 10A(i)(1) of the Exchange Act and related SEC rules require that all auditing and permissible non-audit services to be performed by a company’s principal accountants be approved in advance by the Audit Committee of the Board, subject to a “de minimis” exception set forth in the SEC rules (the “De Minimis Exception”). Pursuant to Section 10A(i)(3) of the Exchange Act

and related SEC rules, the Audit Committee has established procedures by which the Chairperson of the Audit Committee may pre-approve such services provided the pre-approval is detailed as to the particular service or category of services to be rendered and the Chairperson reports the details of the services to the full Audit Committee at its next regularly scheduled meeting. All audit-related and non-audit services in 2014 and 2015 were pre-approved by the Audit Committee at regularly scheduled meetings of the Audit Committee, or through the process described in this paragraph, and none of such services was performed pursuant to the De Minimis Exception.
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

ATMEL CORPORATION

February 26, 2016	By:	/s/ STEVEN LAUB
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on February 26, 2016 on behalf of the Registrant and in the capacities indicated:

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
Charles Carinalli

EXHIBITS INDEX

The following Exhibits have been filed with, or incorporated by reference into, this Report:

2.1
Agreement and Plan of Merger, dated as of September 19, 2015, by and among Dialog Semiconductor Plc, Avengers Acquisition Corporation and Atmel Corporation (which is incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on September 21, 2015).

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of September 29, 2015, by and among Dialog Semiconductor Plc, Avengers Acquisition Corporation and Atmel Corporation (which is incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on September 30, 2015).

2.3
Agreement and Plan of Merger, dated as of January 19, 2016, by and among Microchip Technology Incorporated, Hero Acquisition Corporation and Atmel Corporation (which is incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on January 20, 2016).

3.1
Restated Certificate of Incorporation of Registrant (which is incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on February 8, 2010).

3.2
Amended and Restated Bylaws of Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on May 29, 2014), as amended on September 19, 2015 (which is by incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on September 21, 2015).

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

10.12+
Letter Agreement, dated August 24, 2015, between Registrant and Steven Laub (which are incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on August 25, 2015).

10.13+
Amended and Restated Senior Executive Change of Control and Severance Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on June 3, 2015).

10.14+
Description of Fiscal 2015 Executive Bonus Plan (which is incorporated herein by reference to Item 5.02 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on April 13, 2015)

10.15
Office Lease between Registrant and CA-Skyport III Limited Partnership dated as of August 30, 2011 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, Commission File No. 0-19032).

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